Form 10-K
period 1998-12-31
DERBY CYCLE CORP
filed 1999-04-01
CIK 1067447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 1998

                                       OR
    ( )      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                             SECURITIES ACT OF 1934

               For Transition Period from __________ to __________

                        Commission File Number 0001067447

                           THE DERBY CYCLE CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                         31-1038896
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

                                  Simon Goddard
                           The Derby Cycle Corporation
                             22710 72nd Avenue South
                             Kent, Washington 98032
          (Address of principal executive offices, including zip code)

                            Telephone: (253) 395-1100
              (Registrant's telephone number, including area code)

                           THE DERBY CYCLE CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.   BUSINESS...........................................................  1

ITEM 2.   PROPERTIES.........................................................  8

ITEM 3.   LEGAL PROCEEDINGS..................................................  9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  9

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANTS UNITS AND RELATED UNITHOLDER
          MATTERS ........................................................... 10

ITEM 6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA................... 11

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................... 12

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 25

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................ 25

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 26

ITEM 11.  EXECUTIVE COMPENSATION............................................. 29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 36

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K. 37

                                     PART I

ITEM 1.  BUSINESS

Nature of the Business

The accompanying combined financial statements have been prepared to reflect the financial position and results of operations of the bicycle and bicycle component businesses of Derby International Corporation SA ("DICSA"), a Luxembourg holding company through May 14, 1998. Up to that date DICSA owned shares, either directly or indirectly, in a number of bicycle and bicycle component companies worldwide that predominantly operate as stand-alone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, collectively referred to as The Derby Bicycle Group have significant operations in the Netherlands ("Gazelle"), the United Kingdom ("Raleigh UK", and "Sturmey Archer"), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the United States (" the Raleigh USA" division of the Company).

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement so that each of its bicycle and bicycle component companies are owned directly or indirectly by The Derby Cycle Corporation, a Delaware corporation with operations in the United States. The accompanying consolidated financial statements have been prepared to reflect the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through December 31, 1998. Accordingly, the financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

References to the "Company" throughout this document mean The Derby Bicycle Group through May 14, 1998 and The Derby Cycle Corporation and its subsidiaries from May 14, 1998 through December 31, 1998.

Overview

The Company is a world-leading designer, manufacturer and marketer of bicycles. The Company holds the leading market share in the United Kingdom, The Netherlands, Canada and Ireland, holds the leading market share in the adult bicycle market in Germany and is also a leading bicycle supplier in the United States. Competing primarily in the medium- to premium-priced market, the Company owns or licenses many of the most recognized brand names in the bicycle industry, including leading global brands such as Raleigh, Nishiki and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The Company designs, manufactures and markets a wide range of bicycles in all major product categories: (i) all-terrain or mountain bicycles ("MTBs"), (ii) city bicycles, also called touring or upright bicycles, (iii) hybrid bicycles, also called comfort or cross bicycles, (iv) juvenile bicycles, including bicycle motocross ("BMX") bicycles, and (v) race/road bicycles. The Company distributes branded bicycles through extensive local market networks of independent bicycle dealers ("IBDs") as well as through national retailers, and distributes private label bicycles through mass merchandisers and specialty stores.

Through a series of acquisitions and plant expansions, the Company has created a global bicycle business distinguished by its leading market positions, low cost production, extensive distribution network and reputation for high quality. Organized in 1986 for the purpose of acquiring the Raleigh, Gazelle and Sturmey-Archer bicycle and bicycle component businesses from TI Group plc, the Company expanded into the United States and Germany in 1988. Since then, the Company has acquired additional well-known brands and leveraged its existing manufacturing plants and component sourcing operations to lower unit costs for its acquired businesses.

Since 1990, the Company has invested in labor-saving, flexible production machinery and restructured the workforces at its manufacturing locations. From 1992 to 1993, taking advantage of substantial incentives from the German government, the Company built a factory in Rostock, in the former German Democratic Republic. The Company completed its internal reorganization and investment program in 1996, having made major steps toward improving production efficiency and increasing manufacturing flexibility.

The Company's operations are concentrated in the United Kingdom, the Netherlands, Germany, the United States and Canada, with manufacturing operations in these countries, each led by experienced local management.

The Company maintains marketing or purchasing operations in five additional countries. (See Financial Statements page F-25 for details of segmental information). Each local operation manages national distribution channels, dealer service and working capital and benefits from shared product design and manufacturing technologies as well as from economies of scale generated by the Company's aggregate purchasing power. Consequently, each local operation has the flexibility to respond to shifts in local market demand and product preference.

Business Strategy

The Company intends to enhance and leverage its competitive strengths through the following business strategies:

Capitalize on Strength of The Company's Brand Names.

The Company owns or licenses many of the most recognized brand names in the bicycle industry. The Company intends to continue to leverage its leading market positions and strong brand equity to: (i) further penetrate attractive market niches such as the hybrid and BMX segments, (ii) develop and enhance relationships with existing and new IBDs, (iii) augment the Company's position in the growing multi-sport retail channel, principally in the United Kingdom and in the United States, and (iv) pursue attractive ancillary businesses, such as cycling accessories and branded clothing.

Enhance and Leverage Dealer Relationships.

Due to the long-standing market presence of many of the Company's local operations and brands (e.g., more than 100 years each for Raleigh UK and Gazelle), management believes its relationships with local bicycle dealers are strong as well as extensive. The Company intends to enhance loyalty among IBDs, further penetrate its existing markets and expand into new markets by maintaining multiple product categories and superior customer service.

Increase Market Share in Growing Hybrid Bicycle Sector.

In several markets, management expects the hybrid bicycle segment to grow at a rate significantly higher than that of the overall bicycle industry Management believes the Company is well-positioned to capitalize on this growth.

Pursue Strategic Acquisitions.

Management believes that the fragmented nature of the bicycle industry provides opportunities for growth through strategic acquisitions. The Company intends to pursue acquisitions that will allow it to leverage its existing distribution network and its modern manufacturing facilities. The Company also intends to focus its efforts on acquiring leading brands with particular emphasis on consolidation opportunities in the United States and Germany and in markets where the Company is not currently represented. In the ordinary course of business, the Company routinely considers potential acquisition candidates.

Acquisition History and Investment Program

The Company was organized in 1986 to acquire the Raleigh, Gazelle and Sturmey-Archer bicycle and bicycle component businesses from TI Group plc. In 1988, the Company acquired the assets of Neue Kalkhoff, the second largest bicycle manufacturer in the former Federal Republic of Germany at the time, and established Derby Germany. Also in 1988, the Company acquired the assets of Raleigh Cycle Company of America from Raleigh's U.S. licensee, Huffy Corporation, and the West Coast Cycle division of Medalist Industries Inc. (owner of the Nishiki brand in the United States). These two businesses were merged to form Raleigh USA. The Company formed the Probike South Africa operating company with the acquisitions of Cycle and Hardware Factors in 1989, J.H. Slotar in 1990 and Cycle Centre Wholesale in 1991. In 1992, the Company acquired Musing, the German bicycle manufacturer.

In 1997, the Company acquired the assets and operations of the Winora and Staiger businesses, long-established bicycle manufacturer and distributor located in southwestern Germany. In 1997, Derby acquired the worldwide rights to the Univega brand name and its associated trade names, trademarks and designs and formed Univega to serve as a holding company for the acquisition of the MS Sport Group in Germany from Robert Holzer.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for approximately $42.75 million in cash. The Diamond Back Group consists of Diamond Back International Company Limited, a private British Virgin Islands company, Western States Import Company Inc., a Delaware corporation and Bejka Trading A.B., a private Swedish company , each of which is engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business.

Weather Conditions And Seasonality

Demand for bicycles in the Company's principal markets is influenced by weather conditions. For example, warm weather tends to increase sales of bicycles, and cold, wet weather tends to reduce sales of bicycles. Moreover, demand for bicycles in the Company's principal markets is seasonal, characterized in most cases by a majority of consumer sales in the spring and summer months, with a strong bias towards consumer sales in the last four months of the calendar year in the United Kingdom, South Africa and Ireland. Seasonality in the United Kingdom, South Africa and Ireland is influenced by increased sales of juvenile bicycles in the months preceding Christmas. Accordingly, dealers' peak purchasing months are October and November when they build inventory in anticipation of Christmas sales of juvenile bicycles. The Company seeks to mitigate the impact of the seasonality of the demand for bicycles by varying the amount of labor employed throughout the year. Additional labor is employed in the months before and during the periods of greater consumer sales through the operation of longer shifts and the hiring of temporary workers. In addition, certain of the Company's local operations, such as those in Canada, are closed during periods of low production. There can be no assurance, however, that the Company will be able to successfully respond to changes in demand for bicycles due to variations in weather conditions or to manage its working capital needs. Any failure to so respond may have a material adverse effect on the Company's business, financial condition and results of operations.

Highly Competitive Industry

The market for bicycles, parts and accessories is highly competitive. Competition in the bicycle industry is based upon price, quality, brand name and service. In all its product categories, the Company competes with other manufacturers and distributors, some of which have well-recognized brand names and substantial financial, technological, distribution, advertising and marketing resources. In addition, several bicycle manufacturers and component suppliers that have substantial resources do not currently compete directly with the Company, but could pose a significant competitive threat to the Company in the future. Moreover, additional competitors could enter the Company's markets, as management believes the barriers to entering the bicycle designing and manufacturing businesses are low. Management also believes, however, that it would be difficult for a new competitor to build a distribution network as effective as the Company's distribution network.

Like other bicycle manufacturers, the Company also faces competition from bicycles imported from the Far East. In recent years, the impact of this competition has diminished due to the imposition of anti-dumping duties by the E.U. The purpose of anti-dumping duties is to promote fair competition between domestic and foreign suppliers of bicycles by increasing the cost of foreign-supplied bicycles to domestic fair market value. Such anti-dumping duties work by imposing a payment due to be made by the importer at the time of clearing customs. The impact of such anti-dumping duties is to increase the retail price of imported bicycles, thus enabling domestic manufacturers to compete more fairly with imported bicycles. Specifically, imports from the Far East have been constrained by E.U. initiatives such as the 30.6% anti-dumping duty on Chinese bicycles introduced in 1993, which continued in effect until September 1998. The E.U. has also imposed anti-dumping duties and tariffs, ranging up to 39.4%, on bicycles imported from most manufacturers in Thailand, Malaysia and Indonesia. In addition, in January 1997, the E.U. strengthened its existing regulations to prevent circumvention through the importation of kits and partially assembled bicycles. In November 1997, the E.U. opened an anti-dumping inquiry into imports from Taiwan. Subsequently, anti-dumping duties were imposed by the E.U. on Taiwan on August 24, 1998 at various rates for different manufacturers. With respect to the imposition of anti-dumping duties on Taiwanese bicycles completely assembled at the time of import, management believes the level of the anti-dumping duties imposed on Taiwanese bicycle manufacturers is not sufficient to offset the impact of the current currency devaluation in Taiwan. While management cannot predict how long the value of the New Taiwan dollar may remain depressed relative to the value of the U.S dollar, management believes the Company is able to realize significant offsetting gains in its purchases of Taiwanese components which allow the Company, to a certain extent, to offer lower prices on bicycles produced by the Company which utilize such Taiwanese components.

There can be no assurance that the Company will be able to compete successfully in the future with other bicycle manufacturers located in its principal markets or in the Far East or that the expiration or repeal of existing anti-dumping duties or competition in the bicycle industry will not have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence On Certain Suppliers

The Company's operations are highly dependent upon products manufactured by non-U.S. suppliers located primarily in Taiwan and Japan and, to a lesser extent, in China. As is common in the bicycle industry, a substantial majority of the Company's multi-speed bicycles contain components supplied by Shimano, the world's largest bicycle component manufacturer and supplier, and a brand with a strong reputation among bicycle consumers. Although Shimano has not indicated any intention to limit or reduce sales of components to the Company, if it were to do so, the Company's business, financial condition and results of operations could be adversely affected. Although the Company has established relationships with its principal suppliers, the Company's future success will depend on its ability to maintain such relationships and to develop relationships with new suppliers. In the event of a delay or disruption in the supply of components, the Company believes that suitable alternative suppliers could be located, although the transition to other suppliers could result in significant production delays. Any significant delay or disruption in the supply of components could have a material adverse effect on the Company's business, financial condition and results of operations.

The Recapitalization

On May 14, 1998, the Company consummated a recapitalization. Pursuant to a Recapitalization Agreement dated March 11, 1998 (as amended, the "Recapitalization Agreement"), (i) the Company was restructured (the "Restructuring") such that the Company now owns all the capital stock of approximately 70 existing subsidiaries, a controlling interest in Raleigh Canada, Univega, Univega License, the MS Sport Group, Derby Holdings South Africa and certain other subsidiaries, and a minority interest in certain other entities; (ii) each of DFS (a wholly owned subsidiary of DICSA, the former parent company of the Company), Thayer Equity Investors III, L.P. ("Thayer") and Perseus Capital, L.L.C. ("Perseus") purchased (through their respective wholly owned subsidiaries) equity interests in the Company in the amounts of $3.0 million, $50.0 million and $10.0 million, respectively, for cash (collectively, the "Equity Contributions"); (iii) DICSA (directly and through DFS) retained an equity interest in the Company and Raleigh Canada having a value of $45.0 million (the "Retained Equity"), based on the amounts invested in the Company's equity by DFS, Thayer and Perseus.

The Retained Equity includes preferred stock of Raleigh Canada issued to DICSA in connection with the Recapitalization (the "Raleigh Canada Preferred Stock"), which may be exchanged for shares of Class A common stock (as defined) and Class B common stock (as defined) of the Company having a value of $23.3 million, based on the amounts invested in DCC's equity by DFS, Thayer and Perseus, or redeemed subsequent to the vesting of the Company's right to exchange such stock for shares of its common stock (as defined), at the option of DICSA under certain circumstances, for a cash payment of $23.3 million, plus all accrued and unpaid dividends thereon, pursuant to an exchange agreement among DICSA, the Company and Raleigh Canada (the "Raleigh Canada Exchange Agreement"). In addition, (i) the Company made a cash payment of approximately $146.2 million to DFS (the "DFS Payment") (ii) equity held by the minority shareholders of Derby Holdings South Africa was redeemed for a cash payment of approximately $1.9 million (the "Redemption Payment"); (iii) the Company repaid its net existing indebtedness (the "Existing Indebtedness") (other than indebtedness of the Company's South African subsidiaries incurred under a credit facility providing for maximum borrowings in an amount approximately equivalent to $6 million (the "South African Credit Facility")), in an amount of approximately $148.1 million;
(iv)the Company and certain of its subsidiaries borrowed approximately $84.9 million under a new senior secured revolving credit agreement (the "Revolving Credit Agreement"); and (v) the Issuers issued the Old Notes (collectively with borrowings under the Revolving Credit Agreement, the "Debt Financing"), as of May 14, 1998. The Restructuring, the Equity Contributions, the DFS Payment, the repayment of Existing Indebtedness (other than indebtedness incurred under the South African Credit Facility) and the Debt Financing are collectively referred to as the "Recapitalization".

Investor Group

Subsequent to the Recapitalization, and the issue of Class C common stock in February 1999, the Company's shareholders are (i) a wholly-owned subsidiary of Thayer, which controls approximately 65% of the total voting power of the Company's capital stock, (ii) a wholly-owned subsidiary of Perseus, which controls approximately 13% of the total voting power of the Company's capital stock, and (iii) DFS, which controls approximately 20% of the total voting power of the Company's capital stock. Prior to the Recapitalization, the Company was wholly-owned by DICSA through its subsidiary, DFS.

Thayer is a private equity fund managed by TC Equity Partners ("Thayer Capital"), a private equity investment firm based in Washington, D.C. Thayer Capital's partners are Frederic V. Malek, Carl J. Rickertsen and Paul G. Stern. Thayer Capital invests primarily in private equity investments in management buyouts and recapitalizations. In June 1996, Thayer Capital closed Thayer, its current corporate private equity fund, with $364 million in commitments.

Perseus is a merchant banking venture managed by Perseus Management L.L.C. ("Perseus Management") and based in Washington, D.C. Perseus invests primarily in leveraged acquisitions of operating businesses. Frank H. Pearl is the Chairman and President of Perseus and is one of the founding directors and shareholders of DICSA.

 DFS is a wholly-owned subsidiary of DICSA. A. Edward Gottesman, a director of the Company, the chairman of DICSA, and a charitable trust of which he is the settlor, control a majority of the capital stock of DICSA indirectly through an industrial holding company, Centenary Corporation ("Centenary"). Alan J. Finden-Crofts, the a director of the Company and a director of DICSA and Mr. Pearl, a director of the Company and a director of DICSA, own minority interests in DICSA.

Competitive Strengths

Global Industry Leader.

The Company is a world-leading designer, manufacturer and marketer of bicycles. The Company holds the leading market share in the United Kingdom, The Netherlands, Canada and Ireland, has the leading market share in the adult bicycle market in Germany and is consistently among the five largest suppliers to the IBD market in the United States. The Company's leading market shares in multiple markets position it as a global bicycle industry leader and reduce its vulnerability to local economic cycles and changing consumer preferences.

Portfolio of Well-Recognized Brand Names.

The Company owns or licenses many of the most widely-recognized brand names in the bicycle industry. These brands include leading global brands such as Raleigh, Nishiki and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The Company has maintained its leading brand names primarily by providing high quality, reliable and innovative products supported by strong customer service to its dealers. The Company promotes its brand names through mass-media advertising and focused promotional efforts such as sponsoring professional and amateur cycling teams and individuals, extending cooperative advertising programs to IBDs and participating in major trade shows. Based on marketing surveys conducted by the Company, the Raleigh brand has a 97% prompted recognition in the United Kingdom and is the second most recognized bicycle brand in the United States with respect to brands sold through IBDs. In addition, Raleigh and Gazelle are the two most recognized bicycle brands in The Netherlands.

Significant Purchasing Power.

As one of the world's largest purchasers of bicycle components, management believes that the Company's aggregate buying power and supplier relationships provide the Company with an important competitive advantage. Typically, bicycle components and raw materials account for approximately 75% of a bicycle's total manufacturing cost. The Company's ability to obtain favorable pricing and trade terms on a global basis results in lower per unit bicycle costs and higher gross margins. The Company's purchasing subsidiary, Derby Trading, assists the operating companies in negotiating with Taiwanese and Chinese bicycle component manufacturers. Management believes that the Company is one of the largest customers of Shimano, Inc. ("Shimano"), the world's largest bicycle component manufacturer and supplier. The Company's long term relationships with key suppliers help the Company to obtain high quality components in a timely, cost-efficient manner.

Extensive Dealer Distribution Networks.

Management believes the Company has the most extensive dealer distribution network of any bicycle company in its three largest markets, the United Kingdom, The Netherlands and Germany, as well as in Canada and Ireland. For example, Raleigh UK has approximately 225 exclusive retail outlets, while its nearest competitor has none. In The Netherlands, Gazelle distributes through approximately 1,500 dealers, representing more than 60% of the IBDs in the country, and in Germany, Derby Germany is one of the largest suppliers to the Zweirad-Einkaufs-Genossenschaft ("ZEG"), a major retail cooperative that supplies approximately 50% of the German IBD market. The Company actively works with its dealers to develop brand loyalty and to respond quickly to changes in retailing formats and customer buying habits, in part by tailoring sales and marketing programs to each market and distribution channel. The Company believes its strong relationships with its dealers are a key to its success.

Flexible and Cost-Efficient Design and Manufacturing.

The Company operates modern manufacturing facilities in the United Kingdom, The Netherlands, Germany, Canada and the United States, each of which has local in-house design and engineering staff who develop new models and styles. Local market manufacturing flexibility and integrated product development allow the Company to respond quickly to changes in customer demand, maintain consistent, high quality products, manage working capital needs and reduce the risk of inventory obsolescence for both the Company and its dealers. Furthermore, the development department at each manufacturing operation participates in the Company's make-or-buy decision process to help ensure that in-house manufacturing is the most cost-effective method of production. Between 1991 and 1997, Derby invested approximately $25 million to build a modern manufacturing facility located in Rostock, in the former German Democratic Republic, approximately $20 million to reorganize and upgrade its Nottingham, England, manufacturing facility, and approximately $38 million to increase quality and capacity and reduce total product and distribution costs in other existing facilities. The Company reduced its labor hours per manufactured unit by approximately 19% over that period.

Diversified Revenues and Cash Flows.

The Company operates in ten countries around the world and offers a comprehensive product line in each of its markets. Management believes the Company's geographical diversification and broad product line: (i) reduce the effects of cyclical downturns in individual markets and (ii) help to mitigate the impact of sales volatility due to changing consumer preferences associated with individual markets and products.

Experienced Management Team.

The Company has a strong and experienced management team at both the corporate and operating levels. The Company's twelve executive managers average more than ten years of experience in the bicycle industry. To capitalize on the strengths of each of its local operations, management teams from the Company's local operations meet periodically to share ideas regarding product innovation, manufacturing processes and component purchasing. Since the Company's formation in 1986, management has successfully integrated ten acquisitions and expanded the range of the Company's brands and product lines. In mid-January 1999, the Company hired Gary S. Matthews as the new chief executive officer to replace Mr. Alan Finden-Crofts. Mr. Finden-Crofts will serve as a consultant to the Company for four months thereafter in order to ensure a smooth transition. Mr. Finden-Crofts will remain a shareholder of the Company (indirectly through DFS), and a director of the Company.

Global Bicycle Industry Overview

The global bicycle industry, including bicycles, parts and accessories, is estimated to have total retail sales in excess of $20 billion. The bicycle manufacturing segment of the industry, with annual production of approximately 100 million units, is competitive, highly fragmented and locally driven. Bicycles are produced throughout the world in approximately 65 countries with product demand, design and distribution driven by varying local market dynamics and consumer preferences. Across local markets, bicycle products can be classified into five major categories: (i) all-terrain or mountain bicycles, referred to as MTBs, which feature wide tires, high strength frames, components with multiple gears and powerful brakes, (ii) city bicycles, also called touring or upright bicycles, which feature more comfortable seats, up to seven gears within the wheel hub, chain and splash guards, luggage racks and lights, (iii) hybrid bicycles, also called comfort or cross bicycles, which combine the technology of MTBs with the comfort and practicality of city bicycles, (iv) juvenile bicycles with smaller wheels and frame size, including BMX bicycles, and (v) race/road bicycles, which feature narrow, high pressure tires, lightweight frames and components with multiple gears. In general, these bicycle products are marketed and sold through two primary distribution channels: IBDs and mass merchandisers. IBDs typically carry a broad range of relatively high priced, high quality bicycles, while mass merchandisers tend to offer relatively lower-priced bicycles focused primarily on the juvenile market. The Company manufactures and markets bicycles across all five major product categories and distributes through both the IBD channel and the mass merchandiser channel. Management believes that the Company is an industry leader because it offers its customers high quality, comprehensive product lines in each of its local markets.

ITEM. 2.  PROPERTIES

The Company manufactures at sites in the UK, the Netherlands, Germany, Canada and the USA. Except for the USA, these manufacturing sites are owned by the Company. The USA manufacturing site and certain warehouse and office facilities in Europe, South Africa and Taiwan, are leased. See the following tables on freehold and leasehold properties. The Company believes that it has satisfactory title to or valid rights to the use of all of its material properties.

Operating entity     Location                        Freehold property

Raleigh UK           Nottingham, England             Factory and offices
Gazelle              Dieren, The Netherlands         Factory and offices
Derby Germany        Cloppenburg, Germany            Factory and main offices
Derby Germany        Rostock, Germany                Factory
Derby Germany        Sennfeld, Germany               Factory and offices
Raleigh Canada       Oakville, Canada                Offices and warehouse
Raleigh Canada       Waterloo, Canada                Factory
Sturmey-Archer       Nottingham, England             Factory and offices
Sturmey-Archer       Birmingham, England             Factory

Operating entity     Location                        Leasehold property

Raleigh USA          Kent, Washington                Factory, warehouses
                                                       and offices
Raleigh USA          Hanover Park, Illinois          Warehouse
Raleigh USA          Paulsboro, New Jersey           Warehouse
Derby Germany        Osnabruck, Germany              Offices
Derby Germany        Kircheim, Germany               Offices and warehouse
Derby Germany        Isernhagen, Germany             Offices and warehouse
Derby Germany        Nidwailden, Switzerland         Offices and warehouse
Raleigh Europe       Amsterdam, The Netherlands      Offices
Raleigh Europe       Antwerp, Belgium                Offices
Sturmey-Archer       Amsterdam, The Netherlands      Offices
Probike              Bloemfontein, South Africa      Offices and warehouse
Probike              Sandton, South Africa           Offices and warehouse
Probike              Port Elizabeth, South Africa    Offices and warehouse
Probike              Durban, South Africa            Offices and warehouse
Probike              Ottery, Cape, South Africa      Offices and warehouse
Raleigh Ireland      Dublin, Republic of Ireland     Offices and warehouse
Derby Trading Co     Taipei, Taiwan                  Offices
Derby Trading Co     Taichung, Taiwan                Offices
Derby Trading Co     Shen-zen, China                 Offices and warehouse

The Company owns or licenses many of the most widely-recognized brand names in the bicycle industry. These brands include leading global brands such as Raleigh, Nishiki and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany.

All the freehold property and intellectual property is pledged as security for the Company's seven year revolving credit facility of DM214,000,000.

ITEM 3. LEGAL PROCEEDINGS

Product Liability

Due to the nature of the Company's business, the Company is a defendant in a number of product liability lawsuits. The plaintiffs in these lawsuits generally seek damages, in amounts that may be material, for personal injuries allegedly sustained as a result of alleged defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company will bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim) and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The settlement of a significant number of insured claims, the settlement of a claim exceeding the Company's insurance coverage or the successful assertion or settlement of an uninsured claim could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that insurance will remain available, or, if available, will not be prohibitively expensive. The deductible under the Company's insurance policies is currently $250,000 per claim; however, prior to 1993, the deductible was $1.0 million per claim. Not all claims arising during the period in which the Company's deductible was $1.0 million have been resolved and it is possible that additional claims may be filed. The aggregate amount of liability under existing and potential claims could exceed the reserves established by the Company for product liability claims.

Product Recalls

Although the Company has not recently experienced a significant product recall, the Company has, in the past, recalled certain bicycle models. If the Company were required to make a significant product recall, such a recall could have a material adverse effect on the Company's business, financial condition or results of operations. In common with the rest of the bicycle industry, components fitted to its bicycles may be subject to a recall program of the component supplier.

Liability For Environmental Matters

The Company is subject to a wide variety of governmental requirements related to environmental protection including, among other things, the management of hazardous substances and wastes. Although the Company has made and will continue to make significant expenditures related to its environmental compliance obligations, there can be no assurance that the Company will at all times be in compliance with all such requirements. Moreover, the Company's existing and historical operations, including the operations of its predecessors, expose the Company to the risk of clean-up liabilities or environmental or personal injury claims related to releases and emissions of hazardous substances and wastes. Such liabilities and claims could require the Company to incur material costs related to such releases or to the investigation or remediation of contaminated property. Also, changes in existing environmental requirements or the imposition of additional environmental liabilities related to existing or historical operations could result in substantial cost to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS UNITS AND RELATED UNITHOLDER MATTERS

There is no established public trading market for any class of equity.

The Company had the following shares in issue:

                                                      December 31,
                                                      1997 through        May            December           March
                                                      May 14, 1998        14, 1998       31, 1998        28, 1999
                                                      ------------        --------       --------        --------
Common stock held by DFS(1)                                  3,000               -              -               -
Class A common stock held by DFS(1, 3)                           -          21,700         21,700          21,700
Class A common stock held by DC Cycle                            -          12,500         12,500          12,500
Class A common stock held by Perseus                             -          10,000         10,000          10,000
Class A common stock held by CEO(5)                              -               -              -           1,500
Class A common stock held by DICSA(3)                            -           8,300          8,300           8,300
Class B common stock held by DICSA(3)                            -          15,000         15,000          15,000
Class C common stock held by DC Cycle(4)                         -               -              -          22,750
Class A preferred stock(2)                                   5,000               -              -               -
Class B preferred stock(2)                                   5,000               -              -               -
Class C preferred stock(2)                                  53,432               -              -               -
Class D preferred stock(2)                                  45,000               -              -               -
Series A preferred stock held by DC Cycle                        -          25,000         25,000          25,000
Series B preferred stock held by DFS                             -           3,000          3,000           3,000

(1) At the time of the Recapitalization, the 3,000 common stock of $1 each held by DFS were converted into 21,700 Class A common stock of $0.01 each.

(2) Classes A, B, C and D preferred stock in issue before the Recapitalization, were surrendered by the Company as part of the Recapitalization.

(3) DICSA has the right to acquire 15,000 shares of Class B common stock and 8,300 shares of Class A common stock under the Raleigh Canada Exchange Agreement.

(4)   Issued on acquisition of Diamond Back after December 31, 1998.

(5)   Issued to CEO after December 31, 1998.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

Selected Historical Financial Data

Set forth below are selected historical financial data of the Company in $ millions as of the dates and for the periods presented. The selected historical financial data as of December 31, 1996, 1997 and 1998 were derived from the audited combined financial statements of the Company. The selected unaudited historical financial data of the Company as of December 31, 1994, and 1995 were prepared by management in a manner consistent with the audited consolidated financial statements. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations - ITEM 7" and the consolidated financial statements and accompanying notes thereto in sections F1 to F30.

                                                                   For the years ended December 31,
                                                     ---------------------------------------------------------------
                                                        1994         1995          1996          1997          1998
                                                     --------     --------      --------      --------      --------
Net revenues....................................     $  432.6     $  473.8      $  452.6      $  465.7      $  465.3
Cost of sales...................................       (332.5)      (366.2)       (339.1)       (345.9)       (350.3)
                                                     --------     --------      --------      --------      --------
Gross profit....................................        100.1        107.6         113.5         119.8         115.0
Selling, general, and administrative expenses...        (77.4)       (81.3)        (80.1)        (90.1)        (91.0)
Reorganization costs............................          -           (4.4)          -             -             -
Recapitalization costs..........................          -            -             -             -            (5.9)
                                                     --------     --------      --------      --------      --------
Operating income................................         22.7         21.9          33.4          29.7          18.1
Interest expense................................        (10.5)        (9.4)         (8.0)         (7.5)        (16.9)
Interest income.................................          1.1          0.9           0.8           1.0           1.0
Other income (expense), net.....................         (1.4)        10.0          (2.7)          0.1          (1.3)
                                                     --------     --------      --------      --------      --------
Income before income taxes, minority interest
     and extraordinary item.....................         11.9         23.4          23.5          23.3           0.9
Provision for income taxes......................         (6.1)       (10.1)         (8.9)        (10.6)         (6.3)
Minority interest...............................         (0.2)        (0.1)          -            (0.1)         (0.1)
Extraordinary item..............................          -            -             -             -            (0.4)
                                                     --------     --------      --------      --------      --------
Net income (loss)...............................          5.6         13.2          14.6          12.6          (5.9)
Dividends on preferred stock                              -            -             -             -            (4.9)
                                                     --------     --------      --------      --------      --------
Net income (loss) applicable to common
     shareholders                                    $    5.6     $   13.2      $   14.6      $   12.6      $  (10.8)
                                                     ========     ========      ========      ========      ========

                                                                   For the years ended December 31,
                                                     ---------------------------------------------------------------
                                                        1994         1995          1996          1997          1998
                                                     --------     --------      --------      --------      --------
Depreciation and amortization...................     $    8.3     $    9.2      $    8.8      $    9.2      $   10.2
Amortization of pension transition asset........         (2.5)        (2.7)         (2.7)         (2.5)         (2.5)
Capital expenditures............................     $    7.0     $   11.1      $   10.8      $    7.4      $    8.3

                                                                             December 31,
                                                     ---------------------------------------------------------------
                                                        1994         1995          1996          1997          1998
                                                     --------     --------      --------      --------      --------
Cash and cash equivalents.......................     $   21.8     $   12.7      $    8.8     $    15.4      $   17.5
Working capital.................................         96.9         85.3          80.0          63.3          73.2
Total assets....................................        250.3        263.3         260.6         288.5         325.3
Total debt, including current portion...........         93.7         92.0          78.6         102.2         226.7
Preferred stock with redemption rights..........          -            -             -             -            45.4
Stock rights (a)................................          -            -             -             -            23.3
Shareholders' equity (deficit)..................     $   56.3     $   66.1      $   83.1     $    81.9      $  (70.1)

(a) Reflects Class A common stock having a value of $8.3 million and Class B common stock having a value of $15.0 million issuable to DICSA upon exchange of the Raleigh Canada Preferred Stock. The Raleigh Canada Preferred Stock may be redeemed subsequent to the vesting of the Company's right to exchange such stock for shares of its common stock, at the option of DICSA under certain circumstances, for a cash payment of $23.3 million, plus all accrued and unpaid dividends thereon.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the attached audited consolidated financial statements.

The Company is a world-leading designer, manufacturer and marketer of bicycles. Competing primarily in the medium- to premium-priced market, the Company owns or licenses many of the most recognized brand names in the bicycle industry, including leading global brands such as Raleigh, Nishiki and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. For the fiscal years ended December 31, 1996, 1997 and 1998, the Company had net revenues of $452.6 million, $465.7 million and $465.3 million, respectively, and EBITDA of $39.0 million, $35.8 million and $30.3 million, respectively.

The Company operates in ten countries around the world with a majority of its operations conducted in countries other than the United States. In 1998, 55% of the Company's net revenues were denominated in currencies within the European Monetary System, 18% were denominated in pounds Sterling and 27% were denominated in other currencies. The Company reduces its currency exposure by maintaining operations in the major markets in which it sells its products. The Company further mitigates foreign exchange risk by purchasing currency options and entering into forward purchase contracts. See Note 8 of the "Notes to Consolidated Financial Statements".

The Company is a net importer of products from Asian markets and was adversely impacted by the Asian currency depreciation in late 1997, as noted at Raleigh UK and Raleigh International under the Net Revenues and Gross Profit sections of this discussion respectively.

Results of Operations

Comparison of year ended December 31, 1998 to year ended December 31, 1997

All comparisons in the following discussion and analysis are against the corresponding twelve month period ended December 31, 1997, unless otherwise stated.

Net Revenues:                                                 Year ended,
                                                        ---------------------
$ millions                                              Dec 31,       Dec 31,
                                                           1997          1998
                                                        -------       -------
Raleigh UK............................................. $ 107.3       $  82.1
Gazelle................................................   107.8         111.5
Derby Germany..........................................   103.8         125.1
Raleigh USA............................................    57.9          69.1
Raleigh Canada.........................................    29.5          28.8
Sturmey-Archer.........................................    29.6          23.8
Probike................................................    20.6          17.0
Other companies and group transactions.................     9.2           7.9
                                                        -------       -------
     Total net revenues................................ $ 465.7       $ 465.3
                                                        =======       =======

Net Revenues. Net revenues decreased by $0.4 million to $465.3 million for the year ended December 1998. In local currencies, net revenues increased by 2.6% over the same period. The decrease in U.S. dollar terms for the year compared with the increase in local currency figures was due primarily to the strengthening of the U.S. dollar against the Deutsche Mark and the Dutch guilder.. Units sold decreased 46,000 units in the year ended December 1998.

In continental Europe, Gazelle's business benefited from the buoyant Dutch market, while strong consumer demand through the end of 1997 drove beginning 1998 inventory levels down for Dutch retailers. Net revenues in local currency increased 6.7% in the year ended December 1998.

Derby Germany benefited from sales of Univega bicycles, a business which the Company did not own in the first seven months of 1997. The private label and trade businesses also contributed to year-over-year revenue increases. In local currency, Derby Germany's revenues increased 25.1% in the year ended December 1998, of which 5.2% of the increase was represented by Univega.

Revenues at Raleigh USA increased 21.7% in the year ended December 1998 respectively. The improvement is attributable to the improved product range as well as to sales under the Univega brand. The Company purchased the previously loss-making Univega brand in 1997 and successfully re-launched it in the USA in the fall of that year, contributing 6.3% of the revenue increase in the year. In Canada revenues grew by only 2.8% due to the postponement of an order by a major private label account resulting from their poor retail sales.

The United Kingdom businesses (Raleigh UK and Sturmey-Archer) have been negatively impacted by the strength of sterling, and by competitive pricing. As an exporter of components, Sturmey-Archer's Dutch guilder based revenues have been reduced on conversion into sterling by a 4.7% depreciation of the guilder, whereas Shimano, the main competitor, gained from a 5.1% favorable movement in the Japanese Yen. The other major competitor, Sachs, lowered prices aggressively to reduce high inventory levels following a change in ownership. A slight increase in Sturmey-Archer's selling prices in guilder terms to recoup some of the margin loss, led to lower volume sales. Following resolution of an intellectual property dispute, a redesigned 7-speed hub has been introduced for the 1999 season, which should re-capture some of the business lost in 1998. Revenues were further reduced by the loss of a major customer in the German automotive industry, although new business has since been gained to replace that. These factors produced an overall decline in revenues of 20.2% for the year ended December 1998.

Raleigh UK specified its product range for the 1998 season to maintain selling prices close to 1997 levels, giving enhanced margins through reduced component costs due to the strength of sterling and price reductions gained from vendors. However competitors, who gained a bigger cost advantage from the fall in Asian currencies by having their own manufacturing based in Asia, passed their cost savings on to consumers by giving more highly specified products at no increase in price. This produced a

12.9% drop in revenues for the half year ended June 1998 as compared to the corresponding period in 1997. Management responded by upgrading the specification of products to remain competitive. However the market was further weakened by poor summer weather in the United Kingdom, Ireland and the Netherlands and a supply chain temporarily over-stocked with Taiwanese products imported to beat the introduction of EU anti-dumping duties on Taiwan in August 1998 and weak UK Christmas retail market conditions. The UK market is estimated at 2.5 million units in 1998, a fall of approximately 10% compared with 1997, which was predominantly in the second half of the year. As a result, revenues in the half year ended December 1998 dropped by 32.2%. This resulted in revenues of $82.1 million for the year ended December 1998, 23.4% less than the corresponding period in 1997. Action has been taken at Raleigh UK to improve the competitiveness of the product line for 1999, to further incentivise retailers to sell Raleigh product and to reduce selling, general and administrative expense in 1999.

Gross Profit. Gross profit for the year ended December 1998 fell by $4.8 million on the same revenue dollars, representing a 1.0 percentage point margin decrease. Margins were enriched at Raleigh USA by effective product management and the effect of Japanese Yen weakness on component costs. However, this was offset by the impact of the strength of sterling on the conversion of export revenues at Sturmey-Archer, lower production recoveries at Sturmey-Archer and Raleigh UK as production was cut-back in line with sales demand, together with the cost to Raleigh UK of enhanced product specifications. In addition, the worldwide licensing operations of Raleigh International included in "Other Companies" saw a $0.8 million fall in licensing revenues following the difficulties in Asian financial markets, which both inhibited licensees' ability to pay royalties and reduced their US dollar value. Moreover the Raleigh distribution operations in Ireland, Germany and The Netherlands (also included in "Other Companies") saw a $1.7 million fall in gross profit due to lower sales volume and margin erosion. These companies have been reorganized since the year end to reduce selling, general and administrative expense to give a position close to break-even.

Selling, General and Administrative Expenses. For the year ended December, 1998, expenses of $91.0 million increased by $2.5 million, or 1.0%, over the comparable period in 1997 when translated into US dollars: aggregate expenses in local currency increased by 3.0%. The inclusion of costs from the acquisitions of Winora-Staiger and Univega for the whole period in 1998, compared with their gradual phasing-in during 1997, plus cost inflation, and one-time costs of $1.6 million in the quarter and year ended December 1998 were counter-balanced by one-time cost items of $2.9 million which arose during the year ended December 1997 and currency gains of $2.0 million which were realized in September 1998.

Operating Income:                                            Year ended,
                                                        ----------------------
$ millions                                              Dec 31,       Dec 31,
                                                        -------       -------
                                                           1997          1998
Raleigh UK............................................  $  13.1       $   3.2
Gazelle...............................................     13.4          14.8
Derby Germany.........................................     (2.2)         (0.5)
Raleigh USA...........................................     (2.0)          2.7
Raleigh Canada........................................      2.8           2.6
Sturmey-Archer........................................      3.4           0.6
Probike...............................................      2.1           1.2
Other companies and group transactions................     (0.9)         (0.6)
                                                        -------       -------
Underlying operating income...........................     29.7          24.0
Recapitalization costs................................      -            (5.9)
                                                        -------       -------
     Total operating income...........................  $  29.7       $  18.1
                                                        =======       =======

Operating Income. Underlying operating income of $24.0 million for the year ended December 1998 decreased by $5.7 million, over the comparable period in 1997 due to the lower gross margin and higher selling general and administrative expense.

Recapitalization costs of $5.9 million include legal, accounting and investment banking fees incurred in connection with implementing the Recapitalization on May 14, 1998. These costs resulted in lower total operating income for the year ended December 1998.

Interest expense. Interest expense increased by $9.5 million for the year ended December 1998 to $16.9 million due to the increased debt and higher interest rate margin following the Recapitalization.

Other Income (Expense), Net. The other expense of $1.0 million for the half year ended June 1998, represented the reduction in market value of the outstanding interest rate swap contracts upon their amortization over the remaining term and the loss upon their early termination due to the Recapitalization. The expense of $0.3 million for the quarter ended September 1998 represented the reduction in mark-to-market value of currency options and interest caps. These were purchased to safeguard the Company's ability to service its debt from any weakening of the foreign currencies in which it earns its income and increases in interest rates over the following three years.

Provision for Income Taxes. The effective tax rate on income before income taxes and extraordinary item increased from 45% in 1997 to over 100% in 1998, primarily due to Recapitalization expenses of $5.9 million and $6.5 million of interest on the Senior Notes for which the related tax benefit has been fully reserved, together with unrelieved current year losses in Germany of $6.4 million, which will be carried forward to future years.

Extraordinary Item. The extraordinary item of $0.4 million in the year ended December 1998, represents a $0.6 million charge for the loss on the early retirement of debt on May 14, 1998, in connection with the Recapitalization, less the related tax benefit of $0.2 million.

Net Income. Net income decreased by $18.5 million in the year ended December 1998. The decreases were primarily the result of the $9.5 million increase in interest expense, $6.0 million fall in underlying operating income that occurred in the last quarter of the year, $5.9 million in Recapitalization costs May 1998 and the $0.6 million losses on the early retirement of debt and the early termination of the swaps, less the $0.2 million related tax benefit.

EBITDA:                                                       Year ended,
                                                        ---------------------
$ millions                                              Dec 31,       Dec 31,
                                                           1997          1998
Raleigh UK............................................. $  14.9       $   4.7
Gazelle................................................    13.9          15.3
Derby Germany..........................................     0.6           2.6
Raleigh USA............................................    (1.4)          3.1
Raleigh Canada.........................................     3.1           2.9
Sturmey-Archer.........................................     3.3           0.7
Probike................................................     2.3           1.4
Other companies and group transactions.................    (0.9)         (0.4)
                                                        -------       -------
     Total EBITDA...................................... $  35.8       $  30.3
                                                        =======       =======

EBITDA. EBITDA of $30.3 million for the year ended December 1998 decreased by over $5 million due to changes in underlying operating income explained above.

Comparison of year ended December 31, 1997 to year ended December 31, 1996

Net Revenues:                                                Year ended
                                                        ---------------------
$ millions                                              Dec 31,       Dec 31,
                                                           1996          1997
                                                        -------       -------
Raleigh UK........................................      $ 107.4       $ 107.3
Gazelle...........................................        120.8         107.8
Derby Germany.....................................         82.4         103.8
Raleigh USA.......................................         53.5          57.9
Raleigh Canada....................................         29.5          29.5
Sturmey-Archer....................................         30.1          29.6
Probike...........................................         20.5          20.6
Other companies and group transactions............          8.4           9.2
                                                        -------       -------
     Total net revenues...........................      $ 452.6       $ 465.7
                                                        =======       =======

Net Revenues. Net revenues increased $13.1 million, or 2.9%, to $465.7 million for 1997 from $452.6 million for 1996. This increase was primarily due to increases in selling prices as the Company's product mix strengthened. Average unit selling prices decreased by 1.5%. Net revenues from sales of parts and accessories, which accounted for 14.7% of total 1997 net revenues, increased by 25.5% in 1997, due in part to the acquisition of Winora-Staiger. Bicycle sales volume increased 22.9 thousand units, or 0.8%, to 2.1 million units. The benefits of increased volume were partially offset by the continued strength of the U.S. dollar against the major continental European currencies, tempered by the U.S. dollar's weaker position relative to the pound Sterling.

Raleigh UK's net revenues decreased $0.1 million, or 0.1%, from 1996. In local currency, Raleigh UK's net revenues declined 4.5%. Raleigh UK's sales to dealers declined by 34 thousand units, or 11%, from 1996, while mail order sales declined by 8 thousand units.

Gazelle's net revenues decreased $13.0 million, or 10.8%, from 1996. In local currency, Gazelle's net revenues increased 2.4%.

Derby Germany's net revenues increased $21.4 million, or 26%, from 1996. In local currency, Derby Germany's net revenues increased 43.9%. Derby Germany's acquisitions in 1997 of Winora-Staiger and the MS Sport Group, which distributes the Univega brand, contributed substantially to volume increases. In addition, the introduction of high specification Winora bicycles strengthened the product mix. These factors offset a decline of 27 thousand units, or 7.5%, in Derby Germany sales other than in the Winora and Univega product lines, reflecting difficult overall market conditions in Germany. Without the 1997 acquisitions, net revenues would have decreased by $1.7 million, or 2.1%. Plans are in development to increase production and sales of private label bicycles at prevailing market prices to achieve higher margins.

Raleigh USA's net revenues increased $4.4 million, or 8.2%, from 1996 as it benefited from organizational changes and a well-received mid-priced product offering for the 1996/97 season. Unit volume increased by 22 thousand units, or 10.3%, over 1996.

Raleigh Canada's net revenues were relatively flat between 1996 and 1997. In local currency, Raleigh Canada's net revenues increased C$0.2 million.

Gross Profit. Gross profit increased $6.3 million, or 5.6%, to $119.8 million for 1997 from $113.5 million for 1996, and gross margin increased from 25.1% to 25.7%. This increase was primarily due to a relative emphasis on increasing profit margins rather than sales. Continued weakening of the Yen led to a fall in material costs as a percentage of sales to 54.7% from 55.1% in 1996, which offset an increase in labor costs.

Raleigh UK's gross profit increased by $4.9 million, or 19.2%, from 1996, and gross margin increased from 23.6% to 28.2%. In local currency, gross profit increased (pound)2.3 million, or 14.2%. Favorable exchange rate movements and lower component costs benefited Raleigh UK The benefits of factory reorganizations at Raleigh UK also contributed to the increase in gross profit.

Gazelle's gross profit decreased by $3.6 million, or 12.0%, from 1996, and gross margin declined from 24.9% to 24.5%. Gross profit in local currency increased f0.4 million, or 0.8%.

Derby Germany's gross profit increased by $5.6 million, or 38.5%, and gross margin increased from 17.6% to 19.3%. Without giving effect to the 1997 acquisitions, gross profit would have decreased by $2.6 million, or 17.7%. Following the acquisition of Winora-Staiger by Derby Germany, insufficient forward hedging against U.S. dollar purchases of materials resulted in an exchange loss as the Deutsche Mark significantly depreciated. In local currency, gross profit increased DM12.6 million, or 58.3%. The acquisition of Winora-Staiger, which occurred immediately prior to the peak selling season, required short and inefficient production runs to meet demand, which caused significant factory disruption at Derby Germany and contributed to increased labor costs. A favorable shift in product mix to high specification models at Derby Germany required a greater amount of labor input than required for traditional Derby Germany models, further adding to the increase in direct labor costs.

Raleigh USA's gross profit increased by $2.0 million, or 15.9%, from 1996, and gross margin increased from 23.6% to 25.2% primarily due to lower
Yen-denominated component prices.

Raleigh Canada's gross profit increased by $0.5 million, or 7.5%, from 1996, and gross margin increased from to 20.8% to 22.3%. Gross profit in local currency increased C$0.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.0 million, or 12.5%, to $90.1 million in 1997 from $80.1 million in 1996. As a percentage of net revenues, selling, general and administrative expenses increased to 19.3% from 17.7% in 1996. This increase was principally the result of the acquisitions of Winora-Staiger and the MS Sport Group. Included in selling, general and administrative expenses is net negative amortization of $(0.7) million, which includes amortization of net negative goodwill related to acquisitions as well as amortization into income of capital grants from the German government for facility construction in Germany.

Operating Income:                                             Year ended
                                                        ---------------------
$ millions                                              Dec 31,       Dec 31,
                                                           1996          1997
                                                        -------       -------
Raleigh UK............................................  $   7.5       $  13.1
Gazelle...............................................     16.2          13.4
Derby Germany.........................................      1.1          (2.2)
Raleigh USA...........................................     (0.7)         (2.0)
Raleigh Canada........................................      2.8           2.8
Sturmey-Archer........................................      5.5           3.4
Probike...............................................      2.0           2.1
Other companies and group transactions................     (1.0)         (0.9)
                                                        -------       -------
     Total operating income...........................  $  33.4       $  29.7
                                                        =======       =======

Operating Income. Operating income decreased $3.7 million, or 11.1%, to $29.7 million for 1997 from $33.4 million in 1996. The operating margin declined to 6.4% in 1997 from 7.4% in 1996.

Interest Expense. Interest expense decreased $0.5 million, or 6.3%, to $7.5 million in 1997 from $8.0 million in 1996. The decrease was due primarily to an increased proportion of Deutsche Mark denominated debt which carried a relatively low interest rate of 5.25%. These benefits were partially offset by an increase in borrowings associated with acquisitions made during the year.

Other Income (Expense), Net. Other income (expense) increased $2.8 million to $0.1 million from $(2.7) million in 1996. Other income (expense) in 1997 was comprised entirely of a gain on outstanding swap contracts.

Provision for Income Taxes. Income taxes increased $1.7 million, or 19.1%, to $10.6 million for 1997 from $8.9 million in 1996. The effective tax rate increased to 45% in 1997 from 38% in 1996 due to higher losses in Germany and the United States for which no income tax benefit was available.

Net Income. Net income decreased $1.9 million, or 13.0%, to $12.7 million for 1997 from $14.6 million for 1996 due to the factors discussed above.

Liquidity and capital resources

Demand for bicycles in the Company's principal markets is seasonal, characterized in most cases by a majority of consumer sales in the spring and summer months. In the United Kingdom, South Africa and Ireland, consumer revenues are typically higher in the last four months of the calendar year due to increased sales of juvenile bicycles in the months preceding Christmas. Accordingly, dealers' peak purchasing months in those countries are October and November when they build inventory in anticipation of Christmas sales of juvenile bicycles. Excluding this holiday seasonality, the Company's working capital requirements are greatest during February, March and April at the start of the Company's Peak Season as receivable levels increase. The Company offers extended credit terms during the months prior to the Peak Season, although the Company encourages early payments through trade discounts.

Finished goods inventory remains relatively constant throughout the fiscal year and the level of raw materials increases and decreases normally only to accommodate production needs. Work in progress represents, on average, eight days' production. Inventory levels reach a minimum at the end of the Peak Season.

Net cash flows from operating activities decreased $14.2 million to a $3.3 million outflow for 1998 from $11.0 million provided in 1997. This decrease was due to a $12.7 million reduction in net income, excluding the Recapitalization costs, and a $2.9 million greater inventory increase. Inventories increased by $13.0 million in 1998, compared with $10.1 million in 1997 due to Gazelle's higher in-transit inventories resulting from the greater use of imported derailleurs and hub gears in the Dutch product range for the 1999 model. Net cash flows from operating activities decreased $0.9 million to $11.0 million for 1997 from $11.9 million for 1996.

Net cash flows from financing activities increased in 1998 to $18.8 million compared with $8.5 million provided by financing activities in 1997, representing bank borrowings to fund the cash outflow from operating and investing activities. Net cash flows from financing activities increased to $8.5 million in 1997 from a net use of $15.7 million in 1996. This increase of $24.2 million was due primarily to an increase in short term borrowings of $28.9 million in 1997.

The Company's contributions to its defined benefit pension plans were $2.2 million, $2.3 million and $1.6 million in 1996, 1997 and 1998 respectively. The actuarial valuation of the UK pension schemes carried out as at April 1998 showed that the schemes were in surplus based on UK funding criteria and employer's contributions ceased from mid-year. The Company adopted Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS No. 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over 15 years. Net periodic pension income was $6.3 million, $5.8 million, and $5.4 million in 1996, 1997 and 1998 respectively. Net periodic pension income includes amortization of the transition asset into income of $2.7 million, $2.5 million and $2.5 million in 1996, 1997 and 1998.

The Company's capital expenditures were $10.8 million, $7.4 million and $8.3 million in 1996, 1997 and 1998 respectively. The Company had unconditional purchase obligations for raw materials and bicycle components of $54,017,000 as of December 31, 1998.

The Company is primarily financed by the equity purchased by Thayer, Perseus and DFS as part of the Recapitalization and the Retained Equity of, in aggregate, $108 million and debt in the form of Senior Notes and bank facilities. The Company incurred significant indebtedness in connection with the Recapitalization. As of December 31, 1998, the Company had approximately $226.7 million of combined indebtedness, including $165.9 million of indebtedness pursuant to the Senior Notes, $56.7 million of borrowings under the Revolving Credit Agreement, $2.6 million of borrowings under the South African credit facility, and $1.5 million of bank overdraft borrowings by the Company's other subsidiaries. The Senior Notes are issued under Indentures which contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

The Company uses derivative financial instruments including currency swaps, interest rate swaps, interest rate caps, forward foreign exchange contracts, and currency options. The Company enters into currency and interest rate swaps such that the notional principal amount is equal to the principal amount of the underlying debt. The swaps achieve the effect of synthetically converting the original United States dollar denominated debt into several other foreign currencies and converting the interest rate on the debt from United States dollar rates to those applicable for that currency. The Company enters into forward foreign exchange contracts and options to minimize the impact of currency movements, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies. Interest rate caps have been purchased to limit the blended interest rate paid on the revolving credit facility to under 8% over the next 2 1/2 years. Currency basket options have been purchased to substantially maintain the value of foreign operating profits upon conversion into US dollars, in order to protect the ability to service the US senior notes from the effect of changes in foreign exchange rates.

The Revolving Credit Agreement provides for a seven-year DM214 million senior secured revolving credit facility to be made available to the Company's operating companies. Borrowings under the Revolving Credit Agreement are available subject to a borrowing base determined as a percentage of eligible assets. The Company's borrowings peak in March/April each year. The Company believes that it has adequate headroom on its funding requirements for the next year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, the Company enters into a variety of foreign currency and interest rate contracts and options.

The Company's accounting policies for derivative instruments are included in
Note 1 to the consolidated financial statements, with further disclosure in Note 8.

Foreign Currency Exchange Rate Risk

The Company has foreign currency exposures related to buying and selling in currencies other than the functional currencies in which it operates. The Company's net trading position is long in the Euro, Canadian Dollar and South African Rand, arising from its revenues in those currencies, and short of the New Taiwan Dollar, Japanese Yen and U.S. Dollar as a result of components purchased in those currencies. The Company has a natural currency hedge against Pounds Sterling arising from its position as both an importer and exporter in UK. Sturmey-Archer also has a competitive exposure to the currencies of Japan and Germany in which its two main competitors manufacture.

The Company generally introduces its new bicycle model ranges annually in the fall of each year, at a similar time to most of its competitors. Product specifications, component costs and selling prices are kept as stable as possible during the model year to satisfy the requirements of mass-merchandisers and facilitate orderly marketing of branded products amongst IBDs. The Company takes out foreign currency forward exchange contracts or options in the fall to hedge most of its foreign currency trading transaction exposure for the upcoming season. These foreign currency forward exchange contracts and options have been designated as hedges as defined in SFAS133 and the mark-to-market value of $1.1 million has therefore been included in accumulated other comprehensive income in the December 31, 1998 balance sheet. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $4.1 million for 1998. Each year the Company changes the specification of its products to endeavor to optimize its competitive position and margins. Since most of the Company's competitors purchase comparable components from similar sources to the Company and are believed not to hedge beyond the current season, the Company does not generally hedge its transaction exposure beyond the end of the season to stay competitive. Management believes the likelihood of obtaining a competitive advantage would not justify the cost of hedging beyond the end of the season. Sales and purchases in currencies other than the functional currencies in which the Company operates were $31.6 million and $106.9 million respectively in 1998, treating the currencies within the European Exchange Rate Mechanism as one.

The foreign currency element of the Company's debt under the Senior Notes and revolving credit facility has, since September 1998, generally been arranged to align with the denomination of the book value of net assets. By doing this, the Company reduces the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions are: (1) $38 million of net assets denominated in Pounds Sterling arising from the Company's relatively large presence in UK, (2) $38 million of foreign pension assets in UK and The Netherlands, and, (3) $5 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations. In 1997, and up to the Recapitalization on May 14, 1998, the Company was organized under DICSA who prepared consolidated financial statements in Pounds Sterling. Accordingly the translation exposure in 1997 was managed by reference to Pounds Sterling, accounting for the large translation differences up to September 1998 shown in the consolidated financial statements prepared in U.S. Dollars.

The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income can be converted to yield sufficient U.S. Dollars to service 67% of the interest on the $100 million 10% Senior Notes through May 2001, currency options were purchased in 1998. These currency options are for $6.7 million per year, selling f6 million, (pound)2 million and C$1.2 million. At December 31, 1998 the mark-to-market value of these currency options was $0.1 million. As the purchaser of options has no obligations to exercise them, any weakening of the value of the U.S. Dollar can do no more than reduce the fair value of these currency options to zero.

In 1997 interest and currency swaps were held which achieved the effect of synthetically converting the original U.S. Dollar denominated Series A and Series C Senior Notes into foreign currency debt of those countries where the Company had operations. This converted the interest on the debt from U.S. Dollars to those foreign currencies in which trading income was generated. Raleigh USA generated sufficient trading income to service the 7.66% Series B Senior Note, withstanding certain one time items, in 1997.

Interest Rate Risk

The Company's debt instruments are listed in Notes 9 and 10 to the consolidated financial statements. Interest expense relating to the Senior Notes was $4.9 million and $12.2 million in 1997 and 1998 respectively, which were at fixed interest rates. The weighted average interest rates on the Senior Notes were 6.6% in 1997, 6.9% in 1998 through May 13, 1998 and 10.3% effective May 14, 1998, after taking into account the effect of any swaps and including $0.5 million and $0.8 million in amortization of deferred financing costs for 1997 and 1998, respectively. The other major element of the Company's interest expense was $1.9 million and $4.0 million on the revolving credit facilities in 1997 and 1998 respectively. These were at floating rates of 1% above the London Interbank Offered Rate through May 13, 1998 and 2% thereafter. This produced weighted average interest rates on the revolving credit facilities of 5.1% and 6.6% in 1997 and 1998, respectively, after taking into account the effect of any swaps and including $0.1 million and $0.5 million in amortization of deferred financing costs for 1997 and 1998 respectively. A hypothetical one percentage point shift in floating interest rates would have a $0.7 million approximate impact on annual interest expense. As interest rates on the revolving credit facilities have been capped at 7.9% effective August 1998 through July 2001, increases in floating interest rates above that level would only have limited impact on expense.

Commodity Price Risk

The business of the Company does not carry a significant direct exposure to the prices of commodities.

Unsecured status of Senior Notes and asset encumbrance

The Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Agreement, which is secured and guaranteed by the obligors thereunder through a first priority fully protected security interest in all the assets, properties and undertakings of the Company and each other obligor thereunder where available and cost effective to do so, and to the extent permissible by local laws. The Company has indebtedness available under the Revolving Credit Agreement of DM214.0 million ($127.9 million). As of December 31, 1998, the Company had indebtedness outstanding under the Revolving Credit Agreement of approximately $56.7 million. Borrowings under the South African Credit Facility are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, if an event of default were to occur under the Revolving Credit Agreement or the South African Credit Facility, the lenders thereunder would have the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Notes, notwithstanding the existence of an event of default with respect to the Notes. In such event, the assets constituting such collateral would first be used to repay in full all amounts outstanding under the Revolving Credit Agreement or the South African Credit Facility, as applicable, resulting in all or a portion of the assets of the Issuers being unavailable to satisfy the claims of holders of the Notes and other unsecured indebtedness of the Issuers. The Company may also incur other types of secured indebtedness under the Indentures, including up to $20 million in indebtedness of any type, indebtedness of an acquired company where the Company would have been able to incur $1.00 of additional indebtedness under its Consolidated Coverage Ratio, indebtedness in respect of performance bonds, bankers' acceptances, letters of credit, and the like, purchase money indebtedness and capitalized lease obligations in an aggregate amount not exceeding $10 million, indebtedness incurred by foreign subsidiaries not exceeding $5 million, and indebtedness incurred by a securitization entity.

Restrictive Loan Covenants

The Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of shares in any subsidiary, dispose of assets, incur additional indebtedness, engage in mergers and acquisitions, exercise certain options, make investments, incur guaranty obligations, make loans, make capital distributions, enter into joint ventures, repay the Notes, make loans or pay any dividend or distribution to the Issuers for any reason other than (among other things) to pay interest (but not principal or Additional Amounts) owing in respect of the Notes, incur liens and encumbrances and permit the amount of receivables and inventory to exceed specified thresholds.

The Company was not in compliance with all of its borrowing covenants as at December 31, 1998. The covenants under the Revolving Credit Agreement include a maximum level of inventory days on hand, a minimum level of adjusted EBITDA, a minimum interest coverage and leverage ratios and minimum net worth among other restrictions. The inventory days covenant of 100-days is calculated as average inventory net of provisions divided by cost of goods sold before depreciation and amortization on a trailing 12-month basis. As of December 31, 1998 inventory days were 103-days. Effective February 4, 1999, the revolving credit facility agreement was amended in connection with the acquisition of Diamond Back. The changes made included an increase in inventory days allowed to 110-days through the first half of 1999 and 105-days in the third quarter of 1999, reverting to 100-days thereafter. Adjusted EBITDA is measured after the elimination of all net periodic pension income of $5.4 million, whereas conventionally only the amortization of the transition asset of $2.5 million is eliminated as used in management's discussion and analysis. Adjusted EBITDA was covenanted at a level of $35 million, rising to $38 million by December 31, 1999. The changes made to the Revolving Credit Agreement effective February 4, 1999 included a reduction in the adjusted EBITDA covenant to $25 million as at December 31, 1998 and $36 million at December 31, 1999, equivalent to conventional EBITDA figures of $27.9 million and $38.9 million. Corresponding changes were made to the interest coverage and leverage covenants. Net worth, defined as subscribed equity (comprising $63.0 million subscribed during the Recapitalization), together with $45.0 million retained equity, plus the net income (excluding PIK dividends) since January 1, 1998 less goodwill purchased since May 14, 1998, and intellectual property was covenanted to stay above $100.0 million through December 31, 1998, rising to $110.0 million at December 31, 1999. Net worth was $98.7 million as at December 31, 1998, but has since been cured by the issue of $22.75 million of Class C common stock in connection with the Diamond Back acquisition, less approximately $16.0 million goodwill.

The ability of the Company to comply with the covenants and other provisions of the Revolving Credit Agreement may be affected by changes in general economic and competitive conditions and by financial, business and other factors that are beyond the Company's control. The failure to comply with the provisions of the Revolving Credit Agreement could result in an event of default thereunder, and, depending upon the actions of the lenders thereunder, all amounts borrowed under the Revolving Credit Agreement, together with accrued interest, could be declared due and payable. If the Company were not able to repay all amounts borrowed under the Revolving Credit Agreement, together with accrued interest, the lenders thereunder would have the right to proceed against the collateral granted to them to secure such indebtedness. If the indebtedness outstanding under the Revolving Credit Agreement were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness, and there can be no assurance that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the Notes.

In addition, the Indentures contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends on and redeem capital stock, redeem certain subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in certain transactions with affiliates, sell or issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. A failure to comply with the restrictions contained in either of the Indentures could result in an event of default under such Indenture.

Information Technology--Year 2000

The Company is in the process of implementing a plan designed to ensure that all application software used in connection with the Company's management information systems, including internally developed systems, software purchased from outside vendors and embedded chips at the Company's manufacturing facilities, will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Due to the fact that existing software often defines each year with two digits rather than four digits, the

Company's computers that have date-sensitive software may recognize a date using "00" as occurring in the year 1900 rather than the year 2000, which would result in such abnormalities and inaccuracies and lead to disruptions of the Company's operations, including a temporary inability to process customer orders, send invoices or engage in other normal business activities. Many of the Company's existing computer systems will need to be retired, replaced or remediated prior to the year 2000. Retirement, replacement and remediation may require that, over the next few years, a substantial portion of the Company's management information systems spending be allocated to such activities. The Company is currently in the process of replacing and upgrading the computer systems of its United States and Canadian operations. The Company spent a total of approximately $2.3 million in 1998 and expects to spend $1.1 million in 1999 to achieve "Year 2000 compliance" for all of its operations. The Company plans to complete all Year 2000 compliance efforts by the first half of 1999. The costs and timing of such efforts, however, are based upon management's best estimates, which are derived using assumptions relating to, among other things, the availability of certain resources, the timing of actions taken by third parties and other factors. Additional expenditures beyond the Company's projections may be necessary. In the event that the Company materially underestimates the amount of funds or the time necessary to resolve identified problems or that any information systems relied upon by the Company for critical functions are not substantially Year 2000 compliant in a timely manner, there could be a material adverse effect on the Company's business, financial condition and results of operations.

The Company's plan for the Year 2000 calls for communication with significant suppliers and customers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could result in a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any Year 2000 compliance problems of the Company's customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

To date, the Company has not encountered any material Year 2000 issues concerning its computer systems. Accordingly, the Company has not at this time developed a contingency plan if it fails to achieve Year 2000 compliance and does not plan to develop such a plan until it learns of material impediments in timely implementation of its plans for the Year 2000.

Risk of Foreign Exchange Rate Fluctuations; Introduction of The Euro

The Company's business is conducted by operating subsidiaries in many countries, and, accordingly, the Company's results of operations are subject to currency translation risk and currency transaction risk. With respect to currency translation risk, the results of operations of each of these operating subsidiaries are reported in the relevant local currency and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in the Company's financial statements. The appreciation of the U.S. dollar against the local currencies of the operating subsidiaries will have a negative impact on the Company's sales and operating margin. Conversely, the depreciation of the U.S. dollar against such currencies will have a positive impact. Fluctuations in the exchange rate between the U.S. dollar and the other currencies in which the Company conducts its operations may also affect the book value of the Company's assets and the amount of the Company's shareholders' equity. In addition, to the extent indebtedness of the Company is denominated in different currencies, changes in the values of such currencies relative to other currencies in which the Company conducts its operations may have a negative impact on the Company's ability to meet principal and interest obligations in respect of such indebtedness.

In addition to currency translation risk, the Company incurs currency transaction risk to the extent that the Company's operations involve transactions in differing currencies. Fluctuations in currency exchange rates will impact the Company's results of operations to the extent that the costs incurred by the operating subsidiaries are denominated in currencies that differ from the currencies in which the related sale proceeds are denominated. To mitigate such risk, the Company enters into forward purchase contracts primarily relating to the Pound Sterling, the U.S. Dollar, the Dutch Guilder, the Deutsche Mark, the New Taiwan Dollar and the Yen. The Company does not enter into forward purchase agreements for speculative purposes. Given the volatility of currency exchange rates, there can be no assurance that the Company will be able effectively to manage its currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations.

Under the treaty on the European Economic and Monetary Union (the "Treaty"), to which the Federal Republic of Germany and the Netherlands are signatories, on January 1, 1999, a European single currency (the "Euro") replaced some of the currencies of the member states of the European Union (the "E.U."), including the Deutsche Mark and Dutch Guilder.

Following introduction of the Euro, the existing sovereign currencies (the "legacy currencies") of the eleven participating member countries of the EU (the "participating countries") who adopted the Euro as their common legal currency are scheduled to remain legal tender in the participating countries as denominations of the Euro until January 1, 2002 (the "transition period"). The Euro conversion may impact the Company's competitive position as the Company may incur increased costs to conduct business in an additional currency during the transition period. Additionally, the participating countries' pursuit of a single monetary policy through the European Central Bank may affect the economies of significant markets of the Company. The Company will also need to maintain and in certain circumstances develop information systems software to
(1) convert legacy currency amounts to Euro; (2) convert one legacy currency to another; (3) perform prescribed rounding calculations to effect currency conversions; and (4) permit transactions to take place in both legacy currencies and the Euro during the transition period. Since the Company conducts extensive business operations in, and exports its products to, several of the participating countries, there can be no assurance that the conversion to the Euro will not have a material adverse effect on the Company's business, financial condition or results of operations. Similarly, in the event that the Company materially underestimates the costs, timeliness and adequacy of modifications to its information systems software, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Substantial Leverage and Debt Service Obligations

The Company incurred substantial indebtedness in connection with the Recapitalization and has a highly leveraged capital structure. As of December 31, 1998, the Company had combined total indebtedness of approximately $226.7 million (including all indebtedness and guarantees of indebtedness under the Revolving Credit Agreement and indebtedness under the South African Credit Facility, but excluding, in each case, unused commitments thereunder), and shareholder's deficit was approximately $(70.1) million. The Company's ability to make scheduled interest payments and repayment of principal is dependent upon its future operating performance, which, in turn, is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond the Company's control. For the years ended December 31, 1997 and 1998, on a pro forma basis after giving effect to the Recapitalization, the Company's combined total interest expense would have been $19.6 million and $21.9 million, respectively, and the Company's combined total ratio of earnings to fixed charges would have been 1.5 to 1.0 and 1.1 to 1.0, respectively. Although the Company believes that, based on current operations, it will have sufficient cash flow from operations to service its obligations with respect to its indebtedness, there can be no assurance that the Company will be able to meet such obligations. In the event that the Company is unable to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness, the Company may be required to take certain actions, including delaying or reducing capital expenditures, attempting to restructure or refinance its indebtedness, selling material assets or operations or seeking additional equity. There can be no assurance that the Company will be able to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness or that any of such actions could be effected or would be effective to allow the Company to service such obligations.

Forward looking statements

This discussion contains certain forward-looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. As discussed in the Company's prospectus on Form S-4A filed with the SEC on December 4, 1998, actual results are uncertain and may be impacted by the various factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include, without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, foreign exchange rates, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by independent bicycle dealers and mass merchants. As a result, the actual results may differ materially from those projected in the forward-looking statements. Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements set forth on pages F1 to F30 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

Directors and Executive Officers of the Company

The following table sets forth certain information regarding the directors and executive officers of the Company:

        Name            Age                  Position
----------------------  ---   ---------------------------------------------
Gary S. Matthews         41   Chief Executive Officer and Executive Director
                                of the Company
William W. Austin, Jr.   61   President, Raleigh USA
Colin Bateman            45   Managing Director, Sturmey-Archer
Klaas Dantuma            55   Managing Director, Gazelle
Simon J. Goddard         46   Chief Financial Officer of the Company
Robert Holzer            33   Managing Director, MS Sport Group
Peter Miller             51   Joint Managing Director, Probike
Kim Roether              35   Managing Director, Derby Germany
Irwin R. Slotar          50   Joint Managing Director, Probike
John V. Spon-Smith       45   Director, Raleigh UK
Mark J. Todd             39   Managing Director, Raleigh U.K
Farid Vaiya              55   President, Raleigh Canada
Alan J. Finden-Crofts    57   Director of the Company, Former Chief
                                Executive Officer
A. Edward Gottesman      61   Director of the Company
Frederic V. Malek        62   Chairman and Director of  the Company
Frank H. Pearl           55   Director of  the Company
Carl J. Rickertsen       38   Director of  the Company
Dr. Thomas H. Thomsen    64   Director of  the Company

Gary S. Matthews, Chief Executive Officer and Executive Director of the Company

Mr. Matthews, age 41, became the Chief Executive Officer of the Company effective mid-January 1999. Mr. Matthews was the Managing Director of UK Operations of Guinness Great Britain Limited from April 1998 until his appointment to the Company. Prior to that, Mr. Matthews was President of Guinness Import Company from 1996 to 1998. From 1990 to 1995, Mr. Matthews held a variety of marketing and corporate strategy positions at PepsiCo, Inc.

William W. Austin, Jr., President of Raleigh USA

Mr. Austin, age 61, has been President of Raleigh USA since 1994. Mr. Austin was previously group vice president of Schwinn Cycling and Fitness, Inc. from 1981 to 1986. From 1988 to 1993, Mr. Austin was president of Giant Bicycle Company.

Colin Bateman, Managing Director of Sturmey-Archer

Mr. Bateman, age 45, has spent most of his career in the pharmaceutical industry in sales, marketing and general management with Glaxo Laboratories and Wyeth.
He joined Sturmey-Archer on March 1 1999.

Klaas Dantuma, Managing Director of Gazelle

Mr. Dantuma, age 55, has been Managing Director of Gazelle since 1990. Mr. Dantuma has held a variety of positions with the Company since 1973, including Deputy Commercial Director for four years, before becoming Commercial Director in 1985.

Simon J. Goddard, Chief Financial Officer of the Company

Mr. Goddard, age 46, has held the senior financial post in the Company since 1990 and was appointed Chief Financial Officer of the Company in May 1998 with the Recapitalization. Mr. Goddard began working at Raleigh UK in 1985 as the management accountant for international operations. Prior to that, Mr. Goddard was with Coopers & Lybrand.

Robert Holzer, Managing Director of the MS Sport Group

Mr. Holzer, age 33, has been Managing Director of the MS Sport Group since the Company acquired an interest in the MS Sport Group in 1997. Prior to this acquisition, Mr. Holzer owned the MS Sport Group since 1988. Mr. Holzer was also an executive officer of Univega, in which the Company acquired a controlling interest in 1997. From 1994 to 1995, Mr. Holzer was the general manager and owner of Winners Bike & Fun Sport Center GmbH. Since 1992, Mr. Holzer has been a general manager and director of Nobel Haus Industrie und Wohnbau GmbH.

Peter Miller, Joint Managing Director of Probike

Mr. Miller, age 51, has been Joint Managing Director of Probike since the Company acquired Cycle Center Wholesalers in 1991, a company that Mr. Miller founded.

Kim Roether, Managing Director of Derby Germany

Mr. Roether, age 35, has been Managing Director of Derby Germany since 1997. Mr. Roether started with Derby Germany as its Controller in 1994. In 1995, he became Derby Germany's Financial Director. From 1991 to 1994, Mr. Roether was a consultant to Grant Thornton International.

Irwin R. Slotar, Joint Managing Director of Probike

Mr. Slotar, age 50, has been Joint Managing Director of Probike since the Company acquired Probike in 1990. Prior to the acquisition Mr. Slotar was Managing Director of Probike which had been owned by Mr. Slotar's family for several generations.

John V. Spon-Smith, Director of Raleigh UK

Mr. Spon-Smith, age 45, has been Director of Raleigh UK and General Manager of Raleigh Parts & Accessories-UK since 1996. From 1991 to 1996, Mr. Spon-Smith was sales and marketing director of Stanley Tools for the United Kingdom, South Africa and Ireland.

Mark J. Todd, Managing Director of Raleigh UK

Mr. Todd, age 39, has been Managing Director of Raleigh UK since July 1997. Prior to joining Raleigh UK, Mr. Todd was business unit director of Courage Limited, the UK's largest brewing company, from 1994 to 1997. From 1993 to 1994, Mr. Todd was managing director of Moulinex Limited, which manufactures food processing appliances. Prior to joining Moulinex, Mr. Todd was sales and marketing director for Toshiba UK, Limited from 1989 to 1993.

Farid Vaiya, President of Raleigh Canada

Mr. Farid Vaiya, age 55, has been President of Raleigh Canada since 1989. Mr. Vaiya has been with the Company since 1972, as Vice President of Sales and Marketing of Raleigh Canada from 1987 to 1988 and National Account Sales Manager and Product Manager of Raleigh Canada from 1981 to 1987.

Alan J. Finden-Crofts, Director of the Company

Mr. Finden-Crofts, age 57, was the Chief Executive Officer of the Company until January 1999. Mr. Finden-Crofts was previously the chief executive officer of Dunlop Slazenger International from 1985 to 1987 and director, consumer group, of Dunlop from 1982 to 1984. Prior to joining the Company, Mr. Finden-Crofts served on the operational board of BTR plc from 1982 to 1986. From 1968 to 1982, Mr. Finden-Crofts was managing director of various subsidiaries of Norcros plc, an industrial conglomerate in the United Kingdom.

A. Edward Gottesman, Director of the Company

Mr. Gottesman, age 61, is the chairman of DICSA. Mr. Gottesman has been chairman of Centenary since its formation in 1989. Mr. Gottesman was a partner of Coudert Brothers from 1963 to 1970 and has been a partner of Gottesman Jones & Partners since 1970. Mr. Gottesman is chairman of Exeter International Corporation S.A. which, through its subsidiaries, manufactures and distributes Royal Worcester and Spode fine bone china and porcelain, and Piedmont International S.A., a company formed in 1996 to acquire the personal computer business of Olivetti SpA.

Frederic V. Malek, Chairman of the Board of Directors of the Company

Mr. Malek, age 62, has been chairman of Thayer Capital, the general partner of Thayer, since 1993. Prior to that, Mr. Malek was president of Marriott Hotels and Resorts from 1980 to 1988, and president and then vice chairman of Northwest Airlines from 1989 to 1991. Mr. Malek currently serves on the board of directors of Automatic Data Processing Corporation, American Management Systems, Inc., FPL Group, Inc., Choice Hotels, Inc., Manor Care, Inc., CB Commercial Real Estate Group, Inc., Northwest Airlines, Colorado Prime, Inc., Paine Webber Mutual Funds and Global Vacation Group, Inc.

Frank H. Pearl, Director of the Company

Mr. Pearl, age 55, is chairman and president of Perseus and Perseus Management, the managing member of Perseus. Prior to founding Perseus in 1996, Mr. Pearl founded, and is also chairman of, Rappahannock Investment Company ("Rappahannock"), a private investment fund which owns approximately 57% of Perseus Management. From 1984 to 1988, Mr. Pearl was a principal and managing director of Wesray Capital Corporation. Mr. Pearl is also a founding shareholder and director of DICSA.

Carl J. Rickertsen, Director of the Company

Mr. Rickertsen, age 38, is a partner of Thayer Capital, the general partner of Thayer. Prior to joining Thayer Capital in 1995, Mr. Rickertsen acted as a private financial consultant from 1993 through August 1994, and was a partner at Hancock Park Associates, a private equity investment firm based in Los Angeles, from 1989 to 1993. Before joining Hancock Park Associates, Mr. Rickertsen was an associate at Brentwood Associates from 1987 to 1989, and worked in the high technology group at Morgan Stanley & Co., Inc. from 1983 to 1985. Mr. Rickertsen currently serves as a director of MLC Holdings, Inc. and Global Vacation Group, Inc. and as the chairman of the board of Software AG Systems, Inc.

Dr. Thomas H. Thomsen, Director of the Company

Dr. Thomsen, age 64, is a director of DICSA. Dr. Thomsen was director of corporate engineering of The Gillette Company from 1969 to 1981. From 1982 to 1991, Dr. Thomsen was a member of the management board of Braun AG. Dr. Thomsen currently serves on the board of directors of Travelplans and A. Paukner S.A., as well as the German Institute for New Technical Form and the Design Council, State of Hesse.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

The Company compensates non-executive directors for services provided as a director by paying such directors a retainer of $10,000 per annum, plus $1,500 for each board meeting plus reasonable out-of-pocket expenses incurred by them. The Company does not compensate salaried executive directors. In July 1998, the Company's Board of Directors appointed a compensation committee.

Compensation of Executive Officers

The following table sets forth information concerning the compensation paid or accrued by the Company for services in all capacities to the Company for each of the years ended December 31, 1998, 1997, and 1996, of those persons who served as (i) the Chief Executive Officer of the Company during fiscal year 1998 and
(ii) the other four most highly compensated executive officers of the Company for fiscal 1998 (each, a "Named Executive Officer"):


                                                                           Long
                                                   Annual                  Term          Other
                                                 Compensation           Compen-         Annual
                                             -------------------         sation        Compen-
            Name                   Year      Salary        Bonus         Awards         sation
-------------------------------    ----   ----------      --------      --------      ---------
Alan J. Finden-Crofts (1)          1998   $  332,005      $      -      $      -      $      -
Chief Executive Officer            1997      272,244       361,471             -       143,260
The Company                        1996      272,244       683,783             -       142,679
William W. Austin, Jr.(2)          1998      262,500       126,000       561,034             -
President, Raleigh USA             1997      248,827        70,910             -             -
                                   1996      228,067        25,681             -             -
Klaas Dantuma (3)                  1998      180,688        75,881             -             -
Managing Director, Gazelle         1997      167,402        60,265             -             -
                                   1996      164,213        82,107             -             -
Mark J. Todd (4)                   1998      167,663             -             -             -
Managing Director, Raleigh UK      1997       73,041        32,371             -        10,615
                                   1996            -             -             -             -
Farid Vaiya (5)                    1998      124,635        62,318             -             -
President, Raleigh Canada          1997      120,130        57,662             -             -
                                   1996   $  110,390      $ 39,740      $      -      $      -

(1) Mr. Finden-Crofts is compensated in Pounds Sterling. The amounts reported in the table have been converted at the rate of(pound)0.6024 per $1.00.

(2) Mr. Austin, Jr's long term compensation was in respect of change of control obligations at the time of the Recapitalization.

(3) Mr. Dantuma is compensated in Dutch Guilders. The amounts reported in the table have been converted at the rate of f1.8817 per $1.00.

(4) Mr. Todd joined Raleigh UK as Managing Director in July 1997. Mr. Todd is compensated in Pounds Sterling. The amounts reported in the table have been converted at the rate of (pounds)0.6024 per $1.00.

(5) Mr. Vaiya is compensated in Canadian dollars. The amounts reported in the table have been converted at the rate of C$1.54 per $1.00.

Employment Agreements

On October 20, 1998, the Company entered into an employment contract with Mr. Gary S. Matthews to become the new Chief Executive Officer and President of the Company effective mid-January 1999. Mr. Matthews' compensation package includes a base annual salary of $450,000 and a bonus of up to 120% of his base salary. The contract is for a four year term with a three year extension. The Company issued Mr. Matthews stock options to purchase 1,625 shares of the Company's Class A common stock which vest over three years, and performance stock options for 3,250 shares of Class A common stock.

Pursuant to a Management Stock Purchase Agreement dated October 20, 1998, Mr. Matthews purchased 1,500 shares of the Company's Class A common stock for $1,000 per share. Mr. Matthews paid for such shares with a secured promissory note that is non-recourse except for 20% of the amount and all accrued interest. Upon the termination of Mr. Matthews' employment with the Company, the Company has the right or is required to repurchase, depending on the reason for such termination, such Class A common stock, provided no event of default exists under material financing agreements, including the Indentures.

Mr. Finden-Crofts' employment contract expires on May 14, 1999. It provides for an annual base salary of $333,005 plus a targeted bonus of $415,007 for 1998 subject to adjustment based on the Company's performance.

The terms of Mr. Austin's employment agreement as President of Raleigh USA provide for a base salary of $270,000 and a bonus ranging from 20% to 50% of base salary tied to Raleigh USA's profit before interest payments and taxes, inventory turns and account receivables turnover. DICSA paid Mr. Austin approximately $561,034 upon the closing of the Recapitalization pursuant to a change of control provision in his former employment agreement.

Under the terms of Mr. Holzer's employment agreement with the MS Sport Group, the MS Sport Group will pay Mr. Holzer for each of the five calendar years from 1997 to 2001 as follows: (i) if the profit before tax ("PBT") of the MS Sport Group is less than DM 2.3 million, 10% of the amount by which PBT exceeds DM
1.35 million and, in addition, (ii) if PBT exceeds DM 2.3 million, 25% of the amount by which PBT exceeds DM 2.3 million.

The Company has entered into employment contracts with other senior managers of the Company which generally contain remuneration packages including base salary, bonus, insurance, pension benefits and non-compete provisions.

Management Stock Option

On October 21, 1998, the Board of Directors of the Company adopted The Derby Cycle Corporation 1998 Stock Option Plan (the "Stock Plan"), which authorizes grants of stock options (including options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code). The Stock Plan authorizes the Company's Board of Directors to grant options at any time in such quantity, at such price, on such terms and subject to such conditions as established by the board. To date, the Company has granted an aggregate of 4,875 stock options to its management, none of which have vested yet.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Description of Shareholders' Agreement and Registration Agreement

The Company, DFS, DC Cycle and Perseus Cycle (DFS, DC Cycle and Perseus Cycle being referred to as the "Shareholders") entered into a Shareholders' Agreement in connection with the consummation of the Recapitalization (the "Shareholders' Agreement"). The Shareholders' Agreement provides, among other things, for the following: (i) the Board of Directors of the Company initially consists of seven individuals, four of whom will be appointed by DC Cycle, two by DFS and one by Perseus Cycle, (ii) certain restrictions on the transfer of shares of the Company, including, but not limited to, provisions providing that (a) the Shareholders have limited rights of first offer in any proposed third party sale of Class A common stock and Series A preferred stock by any Shareholder and (b) the Shareholders have limited participation rights in any proposed third party sale of Class A common stock and Series A preferred stock by any Shareholder,
(iii) an agreement among the Shareholders that, upon approval of a sale of all or substantially all of the Company's outstanding capital stock or a sale of all or substantially all of the Company's assets by the Company's Board of Directors, each Shareholder will consent to, and raise no objections against, such sale and sell its shares and rights to acquire shares, if so required, and
(iv) certain limited preemptive rights of the Shareholders with respect to an issuance or sale of common stock by the Company. Certain material transactions require the approval of a supermajority of the Board of Directors which can be achieved with the votes of the DC Cycle nominees and any one other director. The Shareholders' Agreement also provides that DFS shall be deemed to own all shares of the Company's capital stock which DICSA can acquire pursuant to the Raleigh Canada Exchange Agreement for purposes of determining the voting power of the stock held by DFS and for all other purposes.

The Shareholders are parties to a Registration Agreement (the "Registration Agreement"), pursuant to which all holders of Registrable Securities (as defined in the Registration Agreement) are entitled to piggyback registration rights, whenever the Company proposes to register any of its securities under the Securities Act. Each such holder is subject to certain pro rata limitations, including priorities and preferences for certain holders, on its ability to participate in such a piggyback registration. The Company will pay all expenses related to these registrations (other than underwriting discounts and commissions) and, subject to certain conditions and limitations, is required to use its best efforts to effect such registrations. The Company has agreed to indemnify all holders of Registrable Securities for certain liabilities arising out of such registrations, including certain liabilities under the Securities Act.

Security ownership of certain beneficial owners and management

The authorized capitalization of the Company, as of March 28, 1999, is: 200,000 shares of Class A common stock; 15,000 shares of Class B common stock; 22,750 shares of Class C common stock; 25,000 shares of Series A preferred stock; 3,000 shares of Series B preferred stock and 100 shares of Series C prefered stock. The issued and outstanding capital stock of the Company, as of March 28, 1999, consists of: 45,700 shares Class A common stock; 22,750 shares of Class C common stock; 25,000 shares of Series A preferred stock and 3,000 shares of Series B preferred stock. Holders of Class B common stock and Series B preferred stock have no voting rights except as required by applicable law. In addition, DICSA has the right to acquire 15,000 shares of Class B common stock and 8,300 shares of Class A common stock under the Raleigh Canada Exchange Agreement. The Holders of Class A and Class C common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company, including the election of directors. Holders of Series A preferred stock are entitled to 1.5 votes per share, voting together with the Class A and Class C common stock as a single class.

The following table sets forth certain information, as of March 28,1999, with respect to the beneficial ownership of the Company's Class A and Class C common stock and Series A preferred stock by (i) each shareholder known by the Company to own beneficially five percent or more of each class of the Company's voting securities, (ii) each current director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors of the Company and executive officers of the Company as a group. Unless indicated otherwise below, to the knowledge of the Company, each shareholder has sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                                                                    Percent of the
                                                                                                   Company's total
                                                                                                       outstanding
                                                                                                            Voting
                                                                        Number of     Percent of        securities
Name and Address of Beneficial Owner (1)     Class                         shares          class          Note (2)
-------------------------------------------------------------------------------------------------------------------
DC Cycle, L.L.C..........................    Class A common                12,500          27.35
Suite 350,                                   Class C common                18,950          83.30
1455 Pennsylvania Avenue,                    Series A preferred            25,000         100.00
Washington, DC 20004                                                                                     65.08
Note (3)
-------------------------------------------------------------------------------------------------------------------
Derby Finance S.a.r.l....................    Class A common                21,700          47.48
5 Boulevard de la Foire'                                                                                 20.48
L-1528 Luxembourg,
Grand Duchy of Luxembourg
Note (4)
-------------------------------------------------------------------------------------------------------------------
Derby International Corporation S.A.         Class A common                 8,300          15.37
5 Boulevard de la Foire,                                                                                  7.26
L-1528 Luxembourg,
Grand Duchy of Luxembourg
Note (5)
-------------------------------------------------------------------------------------------------------------------
Perseus Cycle L.L.C......................    Class A common                10,000          21.88
1627 "I" Street NW, Suite 610,               Class C common                 3,800          16.70         13.03
Washington, D.C. 20006
Note (6)
-------------------------------------------------------------------------------------------------------------------
Frederic V. Malek .......................    Class A common                12,500          27.35
Suite 350,                                   Class C common                18,950          83.30
1455 Pennsylvania Avenue,                    Series A preferred            25,000         100.00
Washington, DC 20004                                                                                     65.08
Note (7)
-------------------------------------------------------------------------------------------------------------------
Carl J. Rickertsen ......................    Class A common                12,500          27.35
Suite 350,                                   Class C common                18,950          83.30
1455 Pennsylvania Avenue,                    Series A preferred            25,000         100.00
Washington, DC 20004                                                                                     65.08
Note (8)
-------------------------------------------------------------------------------------------------------------------
A Edward Gottesman ......................    Class A common                30,000          55.55
38 Chester Terrace, London,                                                                              26.26
NW1 4ND, England
Note (9)
-------------------------------------------------------------------------------------------------------------------
Alan J. Finden-Crofts....................    Class A common                30,000          55.55
Bequet Road,                                                                                             26.26
St. Peter Port, Guernsey
GY1 2TH, Channel Islands
Note (10)
-------------------------------------------------------------------------------------------------------------------



                                                                                                    Percent of the
                                                                                                   Company's total
                                                                                                       outstanding
                                                                                                            Voting
                                                                        Number of     Percent of        securities
Name and Address of Beneficial Owner (1)     Class                         shares          class          Note (2)
-------------------------------------------------------------------------------------------------------------------
Frank H. Pearl...........................    Class A common                40,000          74.07
1627 "I" Street NW, Suite 610',              Class C common                 3,800          16.70         38.34
Washington, D.C. 20006
Note (11)
-------------------------------------------------------------------------------------------------------------------
Gary S. Matthews.........................    Class A common                 1,500           3.28
C/o Raleigh Industries Ltd.,                                                                              1.42
Triumph Rd, Nottingham,
NG7 2DD, England
-------------------------------------------------------------------------------------------------------------------
Dr. Thomas H. Thomsen....................
Falkensteinerstrasse 36,
Konigstein im Taunus,
Frankfurt, Germany                                     -                        -           -             -
-------------------------------------------------------------------------------------------------------------------
William W. Austin, Jr....................
C/o Raleigh USA Bicycle Co.,
22710 72nd Avenue South,
Kent, WA 98032-1926                                    -                        -           -             -
-------------------------------------------------------------------------------------------------------------------
Mark J. Todd.............................
C/0 Raleigh Industries Ltd.,
Triumph Road, Nottingham,
England, NG7 2DD                                       -                        -           -             -
-------------------------------------------------------------------------------------------------------------------
Farid Vaiya..............................
C/o Raleigh Industries of
Canada Limited, 2124 London
Lane, Oakville, Ontario, L6H
5V8, Canada                                            -                        -           -             -
-------------------------------------------------------------------------------------------------------------------
Klaas Dantuma............................
C/o Koninklijke Gazelle B.V.,
Wilhelminaweg VII,
6951 BP Dieren,
The Netherlands                                        -                        -           -             -
-------------------------------------------------------------------------------------------------------------------
All Directors and Executive                  Class A common                54,000            100
Officers as a group (6 persons)              Class C common                22,750            100
Note  (12)                                   Series A preferred            25,000            100         100
-------------------------------------------------------------------------------------------------------------------

(1) The percentages of the Company's voting securities held by DC Cycle, Perseus Cycle and DFS set forth in this table differ from the percentages of total voting power indirectly held by their respective parent companies under "PART 1 ITEM 1 Investor Group" and "The Recapitalization" for two reasons: first, rights to acquire shares of Class A common stock which are exercisable within 60 days of the date hereof are considered outstanding for the purpose of determining the percent of the class held by the holder of such rights, but not for the purpose of computing the percentage held by others (in accordance with Rule 13d-3(d)(1)(ii)), and second, under the terms of the Shareholders' Agreement, all shares of the Company beneficially owned by DICSA are deemed to be beneficially owned by DFS for voting purposes and all other purposes thereunder
(2) Pursuant to the rules of the Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right, or the conversion or exchange of a security.
(3) DC Cycle is 100% owned by Thayer Equity Investors III, L.P. ("Thayer"), a Delaware limited partnership. TC Capital Partners, a Delaware general partnership, is the general partner of Thayer. Messrs. Frederic V. Malek and Carl J. Rickertsen, directors of the Company, are general partners of TC Capital Partners. As such, Messrs. Malek and Rickertsen have shared voting and investment power (as well as an indirect pecuniary interest within the meaning of Rule 16a-1 under the Exchange Act), with respect to the shares held by DC Cycle. As a result, each of Messrs. Malek and Rickertsen may be deemed to be the beneficial owners of the 12,500 shares of Class A common stock, the 18,950 shares of Class C common stock and the 25,000 shares of Series A preferred stock held by DC Cycle.
(4)   DFS is a wholly owned subsidiary of DICSA. See note 5 below.
(5) Includes 8,300 shares of Class A common stock issuable to DICSA upon conversion of its Raleigh Canada preferred stock under the Raleigh Canada Exchange Agreement. Mr. Gottesman, a director of the Company, is the chairman of DICSA. Mr. Gottesman and a charitable trust of which he is the settlor, control a majority of the capital stock of DICSA indirectly through an industrial holding company, Centenary. Mr. Finden-Crofts, a director of the Company and a director of DICSA, and Mr. Pearl, a director of the Company and a director of DICSA, own minority interests in DICSA. As a result of their shared voting and investing power with respect to shares beneficially owned by DFS and DICSA, Messrs. Gottesman, Finden-Crofts and Pearl may each be deemed to be the beneficial owner of the shares owned by DFS and DICSA.
(6) Perseus Cycle is 100% owned by Perseus Capital, L.L.C., a Delaware limited liability company ("Perseus"). Perseus Management, a Delaware limited liability company, is the managing member of Perseus and owns approximately 17% of Perseus. Mr. Frank H. Pearl is the Chairman and President of Perseus Management. Rappahannock Investment Company, a Delaware corporation, owns approximately 57% of Perseus Management. Rappahannock is 100% owned by Mr. Pearl. Mr. Pearl, by virtue of his indirect ownership interest in Perseus, may be deemed the beneficial owner of the 10,000 shares of Class A common stock held by Perseus.
(7) Includes the 12,500 shares of Class A common stock, the 18,950 shares of Class C common stock and 25,000 shares of Series A preferred stock beneficially owned by DC Cycle. See note 3 above.
(8) Includes the 12,500 shares of Class A common stock, the 18,950 shares of Class C common stock and 25,000 shares of Series A preferred stock beneficially owned by DC Cycle. See note 3 above.
(9) Includes the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See note 5 above.
(10) Includes the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See note 5 above.
(11) Includes the 10,000 shares of Class A common stock and 3,800 shares of Class C common stock beneficially owned by Perseus, the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See notes 5 and 6 above.
(12) Includes (1) 12,500 shares of Class A common stock, the 18,950 shares of Class C common stock and 25,000 shares of Series A preferred stock beneficially owned by DC Cycle which may be deemed to be beneficially owned by Messrs. Malek and Rickertsen (see note 3 above); (2) 21,700 shares of Class A common stock beneficially owned by DFS and 8,300 shares of Class A common stock beneficially owned by DICSA which may be deemed to be beneficially owned by Messrs. Gottesman, Finden-Crofts and Pearl (see note 5 above); (3) 10,000 shares of Class A common stock beneficially owned by Perseus and 10,000 shares of Class A common stock and 3,800 shares of Class C common stock beneficially owned by Perseus which may be deemed to be beneficially owned by Mr. Pearl (see note 5 above); and 1,500 shares of Class A common stock issued to Gary S. Matthews.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investor group

Subsequent to the Recapitalization and issue of Class C common stock in February, 1999, the Company's shareholders are (i) a wholly-owned subsidiary of Thayer, which controls approximately 65% of the total voting power of the Company's capital stock, (ii) a wholly-owned subsidiary of Perseus, which controls approximately 13% of the total voting power of the Company's capital stock, and (iii) DFS, which controls approximately 20% of the total voting power of the Company's capital stock. Prior to the Recapitalization, the Company was wholly-owned by DICSA through its subsidiary, DFS.

Thayer is a private equity fund managed by TC Equity Partners ("Thayer Capital"), a private equity investment firm based in Washington, D.C. Thayer Capital's partners are Frederic V. Malek, Carl J. Rickertsen and Paul G. Stern. Thayer Capital invests primarily in private equity investments in management buyouts and recapitalizations. In June 1996, Thayer Capital closed Thayer, its current corporate private equity fund, with $364 million in commitments.

Perseus is a merchant banking venture managed by Perseus Management L.L.C. ("Perseus Management") and based in Washington, D.C. Perseus invests primarily in leveraged acquisitions of operating businesses. Frank H. Pearl is the Chairman and President of Perseus and is one of the founding directors and shareholders of DICSA.

DFS is a wholly-owned subsidiary of DICSA. A. Edward Gottesman, a director of the Company, the chairman of DICSA, and a charitable trust of which he is the settlor, control a majority of the capital stock of DICSA indirectly through an industrial holding company, Centenary Corporation ("Centenary"). Alan J. Finden-Crofts, a director of the Company and a director of DICSA, and Mr. Pearl, a director of the Company and a director of DICSA, own minority interests in DICSA.

Payment of Certain Fees and Expenses

In connection with the Recapitalization, the Company paid closing fees (i) to Thayer in the amount of $1.2 million, (ii) to Perseus in the amount of $1.0 million and (iii) to Centenary (which is controlled in part by Mr. A. Edward Gottesman) in the amount of $0.7 million. In addition, the Company paid all the out-of-pocket expenses of Thayer and Perseus, certain expenses incurred in order to effect the Recapitalization, and $150,000 of the out-of-pocket expenses of DICSA and DFS. In the future, affiliates of Thayer may receive customary fees for advisory and other services rendered to the Company. If such services are rendered in the future, the fees will be negotiated from time to time and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)   1. Financial statements.

         See "Index to Consolidated Financial Statements" set forth on page F-1

      2. Financial Data Schedules.
          Period Type                                             YEAR
          Fiscal Year End                                  Dec 31 1998
          Period End                                       Dec 31 1998
          Cash                                                  17,453
          Securities                                                 0
          Receivables                                           74,875
          Allowances                                             8,074
          Inventory                                            105,264
          Current Assets                                       199,104
          PP & E                                               118,977
          Depreciation                                          69,463
          Total Assets                                         325,290
          Current Liabilities                                  125,941
          Bonds                                                165,870
          Preferred Mandatory                                   45,432
          Preferred                                                  0
          Common                                                     1
          Other SE                                            (70,121)
          Total Liability and Equity                           325,290
          Sales                                                465,305
          Total Revenues                                       465,305
          CGS                                                  350,346
          Total Costs                                          350,346
          Other Expenses                                             0
          Loss Provision                                         1,467
          Interest Expense                                      16,948
          Income Pre Tax                                           904
          Income Tax                                             6,294
          Income Continuing                                          0
          Discontinued                                               0
          Extraordinary                                            431
          Changes                                                    0
          Net Income                                           (5,888)
          EPS Primary                                                0
          EPS Diluted                                                0

      3. Exhibits.

         See " Index to Exhibits" set forth on page E-1

(b)   Reports of Form 8-K.

         Report on Form 8-K filed February 22, 1999.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Simon J. Goddard, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of The Derby Cycle Corporation), to sign the Annual Report on Form 10-K filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement and power of attorney have been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                               CAPACITY                 DATE
---------                                               --------                 ----
 /s/ Gary S Matthews
_________________________________                   President, Chief        April 1, 1999
GARY S MATTHEWS                                     Executive Officer
                                                    and Director
                                                    (principal
                                                    executive officer)
 /s/ Simon J. Goddard
_________________________________                   Chief Financial          April 1, 1999
SIMON J. GODDARD                                    Officer (principal
                                                    financial and
                                                    accounting officer)


 /s/ Frederic V. Malek                              Chairman of the
_________________________________                   Board and Director       April 1, 1999
FREDERIC V. MALEK


 /s/ Alan Finden-Crofts
_________________________________                   Director                 April 1, 1999
ALAN FINDEN-CROFTS


 /s/ A. Edward Gottesman
_________________________________                   Director                 April 1, 1999
 A. EDWARD GOTTESMAN


 /s/ Frank H. Pearl
_________________________________                   Director                 April 1, 1999
FRANK H. PEARL


 /s/ Carl J. Rickertsen
_________________________________                   Director                 April 1, 1999
CARL J. RICKERTSEN


 /s/ Thomas H. Thomsen
_________________________________                   Director                 April 1, 1999
THOMAS H. THOMSEN


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Nottingham, England on April 1, 1999.

The Derby Cycle Corporation
/s/ Simon J. Goddard
By: ______________________________
Name: Simon J. Goddard
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Simon J. Goddard, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Lyon Investments B.V.), the Annual Report on form 10-K filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement and power of attorney have been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                                 CAPACITY                   DATE

/s/ K. Dantuma
_________________________________                     Managing Director        April 1, 1999
K. DANTUMA


/s/ S. J. Goddard
_________________________________                     Managing Director        April 1, 1999
S. J. GODDARD


/s/ F. E. Agar
_________________________________                     Managing Director        April 1, 1999
F. E. AGAR

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Nottingham, England on April 1, 1999.

Lyon Investments B.V.
/s/ Simon J. Goddard
By: ______________________________
Name: Simon J. Goddard
Title: Managing Director

INDEX TO EXHIBITS

   Exhibit
      No.  Description
   ------- -----------

(1)  1.1   Purchase Agreement dated as of May 7, 1998, among The Derby Cycle
           Corporation, Lyon Investments B.V., Chase Securities Inc., Chase Manhattan Bank AG, and Chase Manhattan International Limited
(1)  2.1   Recapitalization Agreement dated as of March 11, 1998, among The
           Derby Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a.r.l., DC Cycle, L.L.C., and Perseus Cycle, L.L.C.
(1)  2.2   First Amendment to the Recapitalization Agreement dated March 17,
           1998, among The Derby Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a.r.l., DC Cycle, L.L.C., Perseus Cycle, L.L.C., Frank H. Pearl and Alan J. Finden-Crofts
(1)  2.3   Second Amendment to the Recapitalization Agreement dated as of May
           14, 1998, among The Derby Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a.r.l., DC Cycle, L.L.C., Perseus Cycle, L.L.C., Alan J. Finden-Crofts, A. Edward Gottesman, Frank H. Pearl and Thayer Equity Partners, III
 *   3.1   Amended and Restated Certificate of Incorporation of The Derby Cycle
           Corporation.
(1)  3.2   Bylaws of The Derby Cycle Corporation.
(1)  3.3   Articles of Association of Lyon Investments B.V.
(1)  4.1   Dollar Indenture dated May 14, 1998, by and among The Derby Cycle
           Corporation, Lyon Investments, B.V. and IBJ Schroder Bank & Trust Company, as trustee.
(1)  4.2   DM Indenture dated May 14, 1998, by and among The Derby Cycle
           Corporation, Lyon Investments B.V. and IBJ Schroder Bank & Trust Company, as trustee.
(1)  4.3   Forms of 10% Senior Note and 9 3/8% Senior Note (contained in Exhibit
           4.1 as Exhibit A thereto).
(1)  4.4   Exchange and Registration Rights Agreement dated as of May 14, 1998, among The Derby Cycle Corporation, Lyon Investments B.V. and Chase Securities Inc., Chase Manhattan Bank AG, and Chase Manhattan International Limited.
(1)  10.1  Multicurrency Credit Facility Agreement dated May 12, 1998, by and among The Derby Cycle Corporation, Chase Manhattan plc as arranger, the Financial Institutions named therein as Banks, and Chase Manhattan International Limited as Facility Agent and Security Agent.
(1)  10.2  Shareholders Agreement of The Derby Cycle Corporation dated as of May
           14, 1998, by and among The Derby Cycle Corporation, Derby Finance S.a.r.l., DC Cycle, L.L.C. and Perseus Cycle, L.L.C.
(1)  10.3  Registration Agreement dated as of May 14, 1998, by and among The
           Derby Cycle Corporation, Derby Finance S.a.r.l., DC Cycle, L.L.C. and Perseus Cycle, L.L.C.
(1)  10.4  Trademark License Agreement dated as of May 14, 1998 between The
           Derby Cycle Corporation and Derby International Corporation S.A.
(1)  10.5  Support Agreement dated as of May 12, 1998 among The Derby Cycle
           Corporation, Derby International Corporation S.A., Derby Finance S.a.r.l., DC Cycle, L.L.C., Perseus Cycle, L.L.C. and Raleigh Industries of Canada Limited.
(1)  10.6  Put and Call Option Agreement dated May 13, 1998 among The Derby
           Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a.r.l., DC Cycle, L.L.C., Perseus Cycle, L.L.C. and Raleigh Industries of Canada Limited.
(1)  10.7  Derby Cycle Corporation Share Option Agreement dated May 13, 1998 among The Derby Cycle Corporation, Derby International Corporation, S.A., Derby Finance S.a.r.l., DC Cycle, L.L.C. Perseus Cycle, L.L.C. and Raleigh Industries of Canada Limited.
(1)  10.8  Employment Agreement dated as of May 14, 1998 between The Derby Cycle
           Corporation and Alan J. Finden--Crofts.


                                       E 1

(1)  10.9  Employment Agreement dated as of May 14, 1998 between The Derby Cycle
           Corporation and William W. Austin, Jr.
(1)  10.10 The Derby Cycle Corporation 1998 Stock Option Plan.
(1)  10.11 Employment Agreement dated as of October 20, 1998 between The Derby
           Cycle Corporation and Gary S. Matthews.
(1)  10.12 Management Stock Purchase Agreement dated as of October 20, 1998 between The Derby Cycle Corporation and Gary S. Matthews.
*    10.13 Amendment and Restatement Agreement dated 4 February 1999 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated 12 May 1998 between The Derby Cycle Corporation and others as borrowers and/or Guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent.
*    10.14 Revised Facility Agreement dated 12 May 1998 for Multi-Currency
           Credit Facility of up to DM 214,000,000 between The Derby Cycle Corporation and others as borrowers and/or guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as banks, Chase Manhattan International Limited as facility agent, Chase Manhattan International Limited as security agent (the "Revolving Credit Agreement").
*    10.15 Senior Subordinated Loan Agreement dated as of February 4, 1999 between The Derby Cycle Corporation and the Government of Singapore Investment Corporation, Pte Ltd
*    10.16 1998 stock option plan.
*    10.17 Form of Management stock purchase agreement.
*    10.18 Agreement between Diamond Back International Company Ltd, Western
           States Import Company Inc., Bejka Trading AB as vendors and The Derby Cycle Corporation and Derby Sweden AB as purchasers relating to the sale and purchase of certain business assets and rights, and the assumption of certain liabilities, involved in the bicycle, parts and accessories and fitness equipment distribution business carried on under the principal trade name "Diamondback".
*    10.19 Form of agreement evidencing a grant of a stock option under 1998 stock option plan.
*    10.20 Amended and Restated Shareholders Agreement of The Derby Cycle
           Corporation dated as of February 3, 1999 by and among The Derby Cycle Corporation, Derby Finance S.a.r.l., DC Cycle L.L.C. and Perseus Cycle, L.L.C.
*    10.21 Securities Purchase Agreement dated as of February 3, 1999 between
           The Derby Cycle Corporation, DC Cycle, L.L.C. and Perseus Cycle,
           L.L.C.
*    21.1  Subsidiaries of The Derby Cycle Corporation.
*    27    Financial Data Schedule

(1) - Filed previously;
*   - Filed herein


                                       E 2

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Company Consolidated Financial Statements :

Report of the Auditors.......................................................F2

Consolidated Balance Sheets as of December 31, 1997 and 1998.................F3

Consolidated Statements of Income for the years ended December 31,
     1996, 1997 and 1998.....................................................F4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998 .................................F5

Consolidated Statements of Cash Flows for the years ended December 31,
     1996, 1997 and 1998.....................................................F6

Notes to Consolidated Financial Statements...................................F8


                                      F 1

Report of the Auditors

To The Derby Cycle Corporation:

We have audited the accompanying consolidated balance sheets of The Derby Cycle Corporation as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States of America.



Arthur Andersen, April 1, 1999
Chartered Accountants and Registered Auditors
Nottingham, England.


                                      F 2

                           The Derby Cycle Corporation
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                     Assets
                                                                                                   December 31,
                                                                                           -------------------------
                                                                                                  1997          1998
                                                                                           -----------   -----------
Current assets:
     Cash and cash equivalents...........................................................  $    15,426   $    17,453
     Receivables, net....................................................................       65,264        66,801
     Inventories.........................................................................       89,792       105,264
     Other current assets................................................................       13,881         9,586
                                                                                           -----------   -----------
          Total current assets...........................................................      184,363       199,104
                                                                                           -----------   -----------
Property, plant, and equipment, net......................................................       49,707        49,514
Intangibles, net.........................................................................        6,651        20,600
Prepaid pension assets...................................................................       47,777        56,072
                                                                                           -----------   -----------
          Total assets...................................................................  $   288,498   $   325,290
                                                                                           ===========   ===========

                 Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
     Accounts payable....................................................................  $    35,526   $    34,394
     Accrued liabilities.................................................................       22,738        20,161
     Income taxes payable................................................................        4,027         8,452
     Short-term borrowings and current portion of long-term borrowings...................       51,160        60,831
     Other current liabilities...........................................................        7,603         2,103
                                                                                           -----------   -----------
          Total current liabilities......................................................      121,054       125,941
                                                                                           -----------   -----------
Other liabilities:
     Long-term debt, net of current portion .............................................       51,059       165,870
     Excess of assets acquired over cost of acquisitions.................................       11,235        11,120
     Deferred income taxes...............................................................       17,451        18,896
     Other liabilities...................................................................        4,950         4,224
                                                                                           -----------   -----------
          Total liabilities..............................................................      205,749       326,051
                                                                                           -----------   -----------
Minority interest........................................................................          876           627
Commitments and contingencies
Preferred stock with redemption rights, $0.01 par value, 25,000 shares authorized, issued, and outstanding of Series A and 3,000 shares authorized, issued, and
     outstanding of Series B  ...........................................................            -        45,432
Stock rights.............................................................................            -        23,300
Shareholders' equity(deficit):
     Class A common stock, $0.01 par value, 200,000 shares authorized, 44,200 shares
          issued and outstanding as of December 31, 1998.................................            -             1
     Class B common stock, $0.01 par value, 15,000 shares authorized, no shares issued
          and outstanding as of December 31, 1998........................................            -             -
     Additional paid-in capital..........................................................            -        22,499
     Capital investment..................................................................       91,455             -
     Accumulated deficit.................................................................       (6,162)      (87,346)
     Accumulated other comprehensive income..............................................       (3,420)       (5,274)
                                                                                           -----------   -----------
          Total shareholders' equity (deficit)...........................................       81,873       (70,120)
                                                                                           -----------   -----------
          Total liabilities and shareholders' equity (deficit)...........................   $  288,498    $  325,290
                                                                                            ==========    ==========

    The accompanying notes are an integral part of these financial statements


                                      F 3

                           The Derby Cycle Corporation
                        Consolidated Statements of Income
              (Dollars in thousands, except per unit and unit data)

                                                                        For the years ended December 31,
                                                                  --------------------------------------------
                                                                      1996             1997            1998
                                                                  -----------      -----------      ----------
Net revenues..........................................             $  452,584       $  465,687      $  465,305
Cost of sales.........................................               (339,119)        (345,885)       (350,346)
                                                                  -----------      -----------      ----------
     Gross profit.....................................                113,465          119,802         114,959
                                                                  -----------      -----------      ----------
Selling, general, and administrative expenses.........                (80,083)         (90,101)        (90,968)
Recapitalization costs................................                      -                -          (5,853)
                                                                  -----------      -----------      ----------
     Operating income.................................                 33,382           29,701          18,138
                                                                  -----------      -----------      ----------
Other income (expense):
     Interest expense.................................                 (8,023)          (7,490)        (16,948)
     Interest income..................................                    815            1,038           1,048
     Other income (expense), net......................                 (2,675)             107          (1,334)
                                                                  -----------      -----------      ----------
Income before income taxes minority interest
     and extraordinary item...........................                 23,499           23,356             904
Provision for income taxes............................                 (8,924)         (10,621)         (6,294)
Minority interest.....................................                    (10)             (51)            (67)
                                                                  -----------      -----------      ----------
Income (loss) before extraordinary item...............                 14,565           12,684          (5,457)
Extraordinary item - loss on early
     extinguishment of debt (net of related tax
     benefit of $233).................................                      -                -            (431)
                                                                  -----------      -----------      ----------
Net income (loss).....................................                 14,565           12,684          (5,888)
Dividends on preferred stock..........................                      -                -          (4,932)
                                                                  -----------      -----------      ----------
Net income (loss) applicable to common
     stockholders.....................................            $    14,565      $    12,684      $  (10,820)
                                                                  ===========      ===========      ==========
Net income (loss) applicable to common
     stockholders per share...........................            $    671.20      $    584.52      $  (301.06)
                                                                  ===========      ===========      ==========
Weighted average number of shares of common
     stock outstanding................................                 21,700           21,700          35,940
                                                                  ===========      ===========      ==========

   The accompanying notes are an integral part of these financial statements.


                                      F 4

                           The Derby Cycle Corporation
            Consolidated Statements of Shareholders' Equity (Deficit)
                             (Dollars in thousands)

                                                                                             Accumul-
                                                                                                 ated
                                                                    Addit-                      Other
                                                     Capital         ional     Accumul-       Compre-
                                        Common       Invest-       Paid-In         ated       hensive
                                         Stock          ment       Capital      Deficit        Income         Total
                                     ---------     ---------     ---------   ----------    ----------     ---------
January 1, 1996..................    $       -     $  88,853     $      -    $  (20,954)   $   (1,809)    $  66,090
Comprehensive income-
     Net income..................            -             -             -       14,565             -        14,565
     Translation adjustments.....            -             -             -            -         3,130         3,130
                                     ---------     ---------     ---------   ----------    ----------     ---------
Total comprehensive income.......            -             -             -       14,565         3,130        17,695
     Increase in capital.........            -         5,645             -            -             -         5,645
     Dividends...................            -             -             -       (6,349)            -        (6,349)
                                     ---------     ---------     ---------   ----------    ----------     ---------
December 31, 1996................            -        94,498             -      (12,738)        1,321        83,081
Comprehensive income-
     Net income..................            -             -             -       12,684             -        12,684
     Translation adjustments.....            -             -             -            -        (4,741)       (4,741)
                                     ---------     ---------     ---------   ----------    ----------     ---------
Total comprehensive income.......            -             -             -       12,684        (4,741)        7,943
     Decrease in capital.........            -        (3,043)            -            -             -        (3,043)
     Dividends...................            -             -             -       (6,108)            -        (6,108)
                                     ---------     ---------     ---------   ----------    ----------     ---------
December 31, 1997................            -        91,455             -       (6,162)       (3,420)       81,873
Comprehensive income-............
     Net income .................            -             -             -       (5,888)            -        (5,888)
     Net gain on derivative
          instruments............            -             -             -            -         1,116         1,116
     Translation adjustments.....            -             -             -            -        (2,970)       (2,970)
                                     ---------     ---------     ---------   ----------    ----------     ---------
Total comprehensive income.......            -             -             -       (5,888)       (1,854)       (7,742)
     Capital contribution prior
          to Recapitalization ...            -         1,600             -        6,040                       7,640
     Issuance of common stock ...            1             -        22,499            -             -        22,500
     Issuance of stock rights ...            -             -             -      (23,300)            -       (23,300)
     Accrued dividend on
          preferred stock .......            -             -             -       (4,932)            -        (4,932)
     Distribution to
          shareholders in
          connection with
          Recapitalization ......            -       (93,055)            -      (53,104)            -      (146,159)
                                     ---------     ---------     ---------   ----------    ----------     ---------
December 31, 1998 ...............    $       1     $       -     $  22,499   $  (87,346)   $   (5,274)    $ (70,120)
                                     =========     =========     =========   ==========    ==========     =========

   The accompanying notes are an integral part of these financial statements.


                                      F 5

                           The Derby Cycle Corporation

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                 For the years ended December 31,
                                                                               -------------------------------------
                                                                                    1996          1997          1998
                                                                               ---------     ---------     ---------
Cash flows from operating activities:
     Net income (loss).....................................................    $  14,565     $  12,684     $  (5,888)
     Adjustments to reconcile net income to net cash provided by operating activities-
          Depreciation.....................................................        9,400         9,362         9,407
          Amortization.....................................................         (642)         (132)          806
          Extraordinary loss on early extinguishment of debt...............            -             -           431
          Minority interest................................................           10            51            67
          (Gain) loss on swaps.............................................        2,675          (107)        1,334
          Net periodic pension income......................................       (6,261)       (5,828)       (5,403)
          Recapitalization costs...........................................            -             -         5,853
     Net changes in operating assets and liabilities, net of acquisitions-
          (Increase) decrease in receivables...............................       (5,490)       (1,155)          647
          (Increase) decrease in inventories...............................        2,753       (10,104)      (12,980)
          (Increase) decrease in other current assets......................          (14)       (1,745)          795
          Increase (decrease) in accounts payable..........................       (5,385)        4,405          (587)
          Increase (decrease) in accrued liabilities.......................         (146)        1,673        (3,752)
          Increase (decrease) in income taxes payable......................          882           209         4,491
          Increase (decrease) in other current liabilities.................         (138)         (310)          953
          Increase (decrease) in deferred income taxes.....................        1,954         2,371         1,009
          Increase (decrease) in other liabilities.........................       (2,249)         (416)         (457)
                                                                               ---------     ---------     ---------
               Net cash (used by) provided by operating activities.........       11,914        10,958        (3,274)
                                                                               ---------     ---------     ---------

Cash flows from investing activities:
     Purchases of property, plant, and equipment...........................      (10,765)       (7,413)       (8,322)
     Proceeds of property, plant, & equipment dispositions.................        3,933           882         1,135
     Cash paid for acquisitions, net of cash acquired......................            -        (6,650)            -
     Purchases of trademarks...............................................            -        (2,663)       (1,108)
     Purchase of minority interest.........................................            -             -        (1,933)
     Proceeds of sale of minority interest.................................            -             -           261
                                                                               ---------     ---------     ---------
               Net cash used in investing activities.......................    $  (6,832)    $ (15,844)    $  (9,967)
                                                                               =========     =========     =========


                                      F 6

                           The Derby Cycle Corporation
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                 For the years ended December 31,
                                                                               -------------------------------------
                                                                                    1996          1997          1998
                                                                               ---------     ---------     ---------
Cash flows from financing activities:
     Proceeds from share issue.............................................    $       -     $       -     $  63,000
     Redemption of shares in subsidiaries..................................            -             -      (146,159)
     Repayment of Series A, B and C Senior Notes, net......................      (14,570)      (13,331)      (53,334)
     Proceeds from issuance of Senior Notes ...............................            -             -       161,867
     Short term borrowings, net, prior to Recapitalization ................          950        28,910        45,894
     Repayment of short term borrowings at Recapitalization................            -             -       (82,721)
     Proceeds from short term borrowings at Recapitalization...............            -             -        84,914
     Short term borrowings, net, post Recapitalization.....................            -             -       (25,873)
     Repayment of term loan................................................            -             -        (9,057)
     Deferred financing costs..............................................            -          (596)      (13,924)
     Recapitalization costs................................................            -             -        (5,853)
     Dividends paid........................................................       (5,607)       (1,139)            -
     Contributions made to pension plans...................................       (2,154)       (2,335)       (1,577)
     Net contribution by (distribution to) DICSA...........................        5,645        (3,043)        1,600
                                                                               ---------     ---------     ---------
               Net cash (used in) provided by financing activities.........      (15,736)        8,466        18,777
                                                                               ---------     ---------     ---------
Effect of exchange rate changes............................................        6,799         3,016        (3,509)
                                                                               ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents.......................       (3,855)        6,596         2,027
Cash and cash equivalents, beginning of year...............................       12,685         8,830        15,426
                                                                               ---------     ---------     ---------
Cash and cash equivalents, end of year.....................................    $   8,830     $  15,426     $  17,453
                                                                               =========     =========     =========

Supplemental cash flow information:
     Interest paid.........................................................    $   8,015     $   7,202     $  13,525
     Income taxes paid.....................................................    $   6,088     $   8,041     $   6,372
     Income taxes received.................................................    $       -     $       -     $   5,624
                                                                               =========     =========     =========

    The accompanying notes are an integral part of these financial statements


                                      F 7

                           The Derby Cycle Corporation
                   Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation:

The accompanying combined financial statements have been prepared to reflect the financial position and results of operations of the bicycle and bicycle component businesses of Derby International Corporation SA ("DICSA"), a Luxembourg holding company through May 14, 1998. Up to that date DICSA owned shares, either directly or indirectly, in a number of bicycle and bicycle component companies worldwide that predominantly operate as standalone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, collectively referred to as the "Company", have significant operations in The Netherlands ("Gazelle"), the United Kingdom ("Raleigh UK" and "Sturmey - Archer"), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the United States (the "Raleigh USA" division of the Company). The Company owns or licenses many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Nishiki (for USA only) and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany.

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement (the "Recapitalization Agreement," see Note 18) so that each of its bicycle and bicycle component companies are owned directly or indirectly by the Company, a Delaware corporation with operations in the United States. The accompanying consolidated financial statements have been prepared to reflect the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through December 31, 1998. Accordingly, the accompanying combined and consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

The accompanying combined and consolidated financial statements, herein referred to as the consolidated financial statements, have been prepared as if the Company had been in existence for all periods presented. DICSA's historical basis in the assets and liabilities of the Company has been carried over. All material inter-company transactions and balances between entities included in these consolidated financial statements have been eliminated. Certain expenses were originally recorded by DICSA on behalf of the Company, such as headquarters' management costs and other corporate expenses. These amounts have been allocated in their entirety in the Company's financial statements, as such costs were incurred on behalf of the Company except for an immaterial amount that related to DICSA. The headquarters' management costs and other corporate expenses were $2,069,000, $1,198,000 and $1,262,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Management believes this allocation is reasonable and represents the expenses as if the Company had been a stand-alone operation.

For the purposes of calculating the net income (loss) applicable to Common Shareholders, the Common Shares outstanding used assumes that the conversion of pre-existing stock at the time of the Recapitalization is applicable to earlier years.

2. Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements of the Company's subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation". Current rates of


                                      F 8
exchange are used to translate the balance sheets of the Company's subsidiaries, while the average exchange rate for each year is used to translate the statements of income and cash flows. The resulting translation adjustments are recorded as a component of shareholder's equity. Gains or losses resulting from transactions in other than a functional currency are reflected in selling, general, and administrative expenses in the accompanying statements of income. Total foreign currency gains (losses) were $(4,000), $(19,000) and $2,042,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Revenue Recognition

Revenue is generally recognized net of sales taxes, returns, discounts and allowances, when products are shipped to customers or services are rendered.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs were $11,329,000, $10,245,000 and $10,858,000 for the years ended December 31, 1996,
1997 and 1998, respectively.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Basis of Consolidation

The financial statements combine the financial position and results of operations of the bicycle and bicycle component businesses of DICSA, through May 14, 1998, and consolidate the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through December 31, 1998. The results of subsidiaries are consolidated in the Statements of Income from the date of acquisition. Goodwill arising on combination and consolidation is being written off over 40 years.

Comprehensive Income

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" during 1998. The adoption of this standard did not have a material effect on the Company's financial statements as the Company's comprehensive income does not differ materially from net income except for foreign currency translation adjustments included in comprehensive income, the effect of which could be material depending on future changes in foreign exchange rates. The presentation of comprehensive income for all years presented is included within the Statement of Shareholders' Equity.

Cash and Cash Equivalents

The Company considers liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Due to the short maturity of these investments, their carrying amount approximates fair value.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first in, first out ("FIFO") basis. A provision is made for obsolete, slow moving and defective items where appropriate.


                                      F 9

Inventories consist of the following (in thousands):

                                                                December 31,
                                                        ------------------------
                                                               1997         1998
                                                        -----------   ----------
Finished products.....................................  $    43,211  $    48,498
Work in process.......................................        8,841        9,686
Raw materials.........................................       37,740       47,080
                                                        -----------   ----------
     Total inventories................................  $    89,792   $  105,264
                                                        ===========   ==========

The market for bicycles, parts and accessories is subject to the risk of changing consumer trends. In the event that a particular bicycle model or accessory does not achieve widespread consumer acceptance, and the Company holds excess inventory of that bicycle model, part or accessory, the Company may be required to take significant price markdowns, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and depreciated using the straight-line method over the useful life of the asset (buildings-50 years; plant and equipment-3 to 13 years) or the lease term if shorter for leasehold improvements. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the financial statements, and the resulting gains and losses are reflected within other income or expense.

Capital Grants

Capital grants received from government authorities to construct facilities are amortized over the estimated useful life of the respective assets. The amounts amortized were $771,000, $567,000 and $547,000 for the years ended December 31, 1996, 1997, and 1998, respectively. The unamortized balance of capital grants was $3,633,000 and $3,341,000 as of December 31, 1997 and 1998, respectively, and is included in the accompanying balance sheets as other long-term liabilities.

These grants relate to the factory completed in Rostock, Germany in 1993. The total grants received for the Rostock factory were $10.3 million, and have certain claw-back provisions relating to maintaining both the assets and a minimum number of employees. These claw-back provisions expire at certain times from December 31, 1998 to December 31, 2000.

Intangibles

Intangibles are stated net of accumulated amortization of $818,000 and $1,581,000 as of December 31, 1997 and 1998, respectively. The Company has goodwill related to 1997 and 1998 acquisitions of $3,462,000 and $5,033,000 included in intangibles as of December 31, 1997, and 1998, respectively, and negative goodwill of $11,235,000 and $11,120,000 as of December 31, 1997, and 1998, respectively, in excess of assets acquired over cost of acquisitions in the accompanying balance sheets. Both positive and negative goodwill are amortized using the straight-line method over 40 years. Total amortization expense on positive goodwill was $92,000 and $113,000 for the years ended December 31, 1997 and 1998, respectively, and total amortization income related to negative goodwill was $364,000, $408,000, and $392,000 for the years ended December 31, 1996, 1997, and 1998, respectively. Trademarks are amortized over 15 years. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method.

Impairment of Long-lived Assets

The Company periodically evaluates whether events or circumstances have occurred indicating that the carrying amount of long-lived assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of an asset, the Company recognizes an impairment loss


                                      F 10
based on the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Derivative Financial Instruments

The Company uses derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest and foreign currency exchange rates.

Forwards - Forward foreign currency exchange contracts are used to minimize the impact of currency exchange rate movements on purchases of inventory and sales of goods. Changes in the market value of the forward contracts are recorded as gains or losses through cost of sales in the accompanying statements of income. Cash flows resulting from forwards are included in cash flows from operating activities in the accompanying statements of cash flows.

Swaps - Currency and interest rate swaps have the effect of synthetically changing the currency and interest rates of certain liabilities of the Company. The net receivable or payable related to currency swaps is recorded as other current assets or other current liabilities, respectively, in the accompanying balance sheets. Changes in the market value of the currency and interest rate swaps are recorded as gains or losses through other income (expense) in the accompanying statements of income. Cash flows resulting from currency and interest rate swaps are classified in repayment of long-term debt in the accompanying statements of cash flows.

Options - Options are used to hedge foreign currency exchange rate movements on inventory purchases and sales of goods and certain liabilities of the Company. Changes in the market value of the options are recorded as gains or losses through cost of sales for purchases and sales of goods or other income (expense) for certain liabilities in the accompanying statements of income. The options are expensed at maturity if they are not exercised.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents - The carrying amount approximates the fair value due to the short-term nature of the instruments.

Short-term and long-term debt - The fair value is estimated based upon quoted market prices at year-end or current interest rates for debt of the same maturity (see Notes 9 and 10).

Forwards and Options - The fair value is estimated based on quoted market prices at year-end (see Note 8).

Swaps and Caps - The fair value of currency and interest rate swap agreements were estimated based on quoted market prices at year-end (see Note 8).

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which requires financial and descriptive information about reportable operating segments and related products, services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 31, 1997. The Company adopted FASB Statement No. 131 on December 31, 1998. The adoption of SFAS 131 did not have any effect on the Company's primary financial statements, but did affect the disclosure of segment information contained in note 15.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits. The Company adopted Statement 132 during 1998 and the disclosures in note 14 are made in accordance with the new standard.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting


                                      F 11

Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards in the United States requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

The Company elected to adopt Statement 133 as of October 1, 1998. The impact of this adoption on the Company is that certain activities qualify for hedge accounting under SFAS 133 that did not qualify for hedge accounting under the Company's prior policy. Gains and losses related to derivative instruments prior to October 1, 1998 are included in the results of operations as cost of sales or other income (expenses) as the market changes occur. Gains and losses related to derivative instruments subsequent to the adoption of Statement 133 are included in other comprehensive income as the market changes occur, and are recorded in cost of sales or other income (expense) when the hedged forecasted transaction impacts earnings.

3. Receivables:

Receivables consist of the following (in thousands):

                                                                                                    December 31,
                                                                                             -----------------------
                                                                                                  1997          1998
                                                                                             ---------    ----------
Trade receivables........................................................................    $  72,785    $   74,591
Royalty receivables......................................................................          738           284
                                                                                             ---------    ----------
     Total receivables...................................................................       73,523        74,875
Allowance for doubtful trade accounts....................................................       (4,419)       (3,956)
Allowance for discounts and rebates......................................................       (2,862)       (2,635)
Allowance for other items................................................................         (978)       (1,483)
                                                                                             ---------    ----------
     Total receivables, net..............................................................    $  65,264    $   66,801
                                                                                             =========    ==========

                                                                                           December 31,
                                                                               -------------------------------------
                                                                                    1996          1997          1998
                                                                               ---------     ---------     ---------
Allowance for doubtful trade accounts:
Balance January 1,.........................................................    $   3,859     $   4,501     $   4,419
Additions charged to costs and expenses....................................        1,826         1,016         1,467
Deductions.................................................................       (1,084)         (993)       (2,045)
Effect of exchange rate changes............................................         (100)         (105)          115
                                                                               ---------     ---------     ---------
     Balance December 31,..................................................    $   4,501     $   4,419     $   3,956
                                                                               =========     =========     =========

                                                                                           December 31,
                                                                               -------------------------------------
                                                                                    1996          1997          1998
                                                                               ---------     ---------     ---------
Allowance for discounts and rebates:
Balance January 1,.........................................................    $   2,769     $   2,314     $   2,862
Additions charged to costs and expenses....................................         (272)          734          (233)
Effect of exchange rate changes ...........................................         (183)         (186)            6
                                                                               ---------     ---------     ---------
     Balance December 31,..................................................    $   2,314     $   2,862     $   2,635
                                                                               =========     =========     =========


                                      F 12
exi

4. Other Current Assets:

Other current assets consist of the following (in thousands):

                                                                                                  December 31,
                                                                                             -----------------------
                                                                                                  1997          1998
                                                                                             ---------     ---------
Prepaid expenses.........................................................................    $   4,757     $   5,011
Receivable on derivatives................................................................        4,335           125
Sales taxes recoverable..................................................................          827           908
Other receivables........................................................................        3,962         3,542
                                                                                             ---------     ---------
     Total other current assets..........................................................    $  13,881     $   9,586
                                                                                             =========     =========

5. Property, Plant, and Equipment:

Property, plant, and equipment consist of the following (in thousands):

                                                                                                   December 31,
                                                                                             -----------------------
                                                                                                  1997          1998
                                                                                             ---------     ---------
Land ....................................................................................    $   3,910     $   4,200
Buildings................................................................................       22,422        24,274
Equipment................................................................................       82,838        90,503
                                                                                             ---------     ---------
                                                                                               109,170       118,977
Accumulated depreciation.................................................................      (59,463)      (69,463)
                                                                                             ---------     ---------
     Net property, plant, and equipment..................................................    $  49,707     $  49,514
                                                                                             =========     =========

Depreciation expense was $9,400,000, $9,362,000 and $9,407,000 for the years ended December 31, 1996, 1997 and 1998, respectively.


                                      F 13

6. Intangibles:

Intangible assets consist of the following (in thousands):

                                                                                                  December 31,
                                                                                             -----------------------
                                                                                                  1997          1998
                                                                                             ---------     ---------
Trademarks purchased.....................................................................    $   2,665     $   3,773
Goodwill purchased.......................................................................        3,462         5,033
Deferred financing costs.................................................................        1,342        13,375
                                                                                             ---------     ---------
                                                                                                 7,469        22,181
Accumulated amortization.................................................................         (818)       (1,581)
                                                                                             ---------     ---------
     Total intangibles, net..............................................................    $   6,651     $  20,600
                                                                                             =========     =========

7. Accrued Liabilities:

The following is a breakdown of accrued liabilities (in thousands):

                                                                                                  December 31,
                                                                                             -----------------------
                                                                                                  1997          1998
                                                                                             ---------     ---------
Sales taxes payable......................................................................    $   3,329     $   2,389
Payroll taxes payable....................................................................        3,089         3,858
Accrued vacation.........................................................................        1,269         1,485
Accrued unvouchered trade payables.......................................................       15,051        12,429
                                                                                             ---------     ---------
     Total accrued liabilities...........................................................    $  22,738     $  20,161
                                                                                             =========     =========

8. Derivative Financial Instruments:

Forwards

A forward foreign exchange contract calls for delivery of a specified amount of one currency for a specified amount of another currency at a fixed exchange rate and a specified future date. The exchange rate is established at the time the contract is agreed on, but payment and delivery are not required until maturity. Forward contracts are entered into with bank counterparties. The Company enters into forward foreign exchange contracts to minimize the impact of currency movements for the following year, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies.


                                      F 14

The Company held forward foreign exchange contracts in the following gross amounts (in thousands):

                                                                                    December 31,
                                                                 ---------------------------------------------------
                                                                            1997                        1998
                                                                 -----------------------     -----------------------
                                                                       Buy          Sell           Buy          Sell
                                                                 ---------     ---------     ---------     ---------
US Dollars...................................................    $  53,673     $   6,835     $  32,115     $   8,682
Japanese Yen.................................................       15,139             -         6,236             -
Dutch Guilders...............................................        1,153         9,643           119         9,276
Deutsche Marks...............................................            -         1,900             -         1,482
Pounds Sterling..............................................        1,579             -           283             -
Other........................................................        2,984             -            59             -
                                                                 ---------     ---------     ---------     ---------
     Total notional amounts..................................    $  74,528     $  18,378     $  38,812     $  19,440
                                                                 =========     =========     =========     =========
     Fair value..............................................    $  73,845     $  18,502     $  39,739     $  19,274
                                                                 =========     =========     =========     =========

Currency Options and Swaps and Interest Rate Caps and Swaps

A currency swap is an agreement to exchange principal and interest of one currency for those of another currency. Interest rate swaps constitute a contractual agreement between two parties to exchange interest-type cash flows at periodic intervals based on a hypothetical principal or notional amount. The Company enters into currency swap and interest rate swap contracts such that the notional principal amount is equal to the principal amount of the underlying debt. The swaps achieved the effect of synthetically converting the original United States dollar denominated Series A, B and C Senior Notes into several other foreign currencies to match related operating cash flows and converting the fixed interest rate on the Series A and C Senior Notes to a floating interest rate. The Series A and C Senior Notes and associated swaps were repaid on May 14, 1998 (see Notes 10 and 17).

With the issuance of the $100,000,000 of 10 percent Senior Notes and DM110,000,000 of 9 3/8 percent Senior Notes, and a seven-year revolving credit facility of DM214,000,000 on May 14, 1998 (see Note 10) in connection with the Recapitalization, the Company purchased currency options and interest rate caps. The currency options hedge 67% of the Company's exposure from July, 1998 through May, 2001 arising from operating cash flows being generated in different currencies than that required to service the Company's debt. The interest rate caps limit the Company's exposure to floating interest rate increases on the primary portion of the drawdowns on the revolving credit facility.

The following is a summary of the Company's currency and interest rate swap, currency option and interest rate cap net receivables as of December 31, 1997, and 1998 (in thousands):

                                                                                    December 31,
                                                                 ---------------------------------------------------
                                                                          1997                        1998
                                                                 -----------------------     -----------------------
                                                                  Carrying       Fair        Carrying        Fair
                                                                   Value         Value         Value         Value
                                                                 ---------     ---------     ---------     ---------
Currency options.............................................    $       -     $       -     $     251     $     114
Interest rate cap............................................            -             -           137            11
                                                                 ---------     ---------     ---------     ---------
     Total currency options and interest rate cap............            -             -           388           125
Swaps........................................................        3,279         4,335             -             -
                                                                 ---------     ---------     ---------     ---------
     Total derivatives.......................................    $   3,279     $   4,335     $     388     $     125
                                                                 =========     =========     =========     =========


                                      F 15

Adoption of SFAS 133

The Company elected to adopt SFAS 133 as of October 1, 1998.

Income and expense related to the fair value accounting of the Company's derivative instruments prior to October 1, 1998 are included in the statement of income for the year ended December 31, 1998: a profit of $807,000 on the fair value accounting of the forward foreign exchange contracts is shown within cost of sales; a loss of $286,000 on the fair value accounting of the currency option and interest rate cap and a loss of $1,048,000 on the fair value accounting of the swaps, due to the amortisation of the swaps before the Recapitalization on May 14, 1998, are shown as other income (expense). The Company recognized in other income (expense) a gain (loss) on swaps of $(2,675,000), and $107,000 for the years ended December 31, 1996, and 1997.

Income and expense related to the fair value accounting of derivative instruments subsequent to the adoption of SFAS 133 are included in Accumulated Other Comprehensive Income for the year ended December 31, 1998: a gain of $1,093,000 on the fair value accounting of the forward foreign exchange contracts and a gain of $23,000 on the fair value accounting of the currency option and interest rate cap. The net gain of $1,116,000 in other comprehensive income at December 31, 1998 will be released to income in 1999 as the related sales, purchases or interest expense occurs.

Of the $263,000 loss due to fair value accounting of the currency option and interest rate cap during the year ended December 31, 1998, the Company recognized a loss of $286,000 in the income statement to September 30, 1998 prior to adoption of SFAS 133, and recognized a gain of $23,000 in Accumulated Other Comprehensive Income from October 1, 1998 to December 31, 1998.

Credit Risk

The Company enters into derivative transactions with several counterparties including Midland Bank and Banque National de Paris. The Company is exposed to credit loss in the event of non-performance by these counterparties. However, the Company does not anticipate non-performance by these counterparties. In the event of non-performance, the Company would be subject to the following counterparty risk (in thousands):

                                                                                                  December 31,
                                                                                            ------------------------
                                                                                                  1997          1998
                                                                                            ----------    ----------
Currency options.........................................................................            -           114
Interest rate cap........................................................................            -            11
Forwards.................................................................................          748         1,099
Swaps....................................................................................        4,335             -
                                                                                            ----------    ----------
     Total credit risk.................................................................     $    5,083    $    1,224
                                                                                            ==========    ==========

9.    Short-Term Borrowings:

Short-term borrowings consist of the following (in thousands):

                                                                                                  December 31,
                                                                                            ------------------------
                                                                                                  1997          1998
                                                                                            ----------    ----------
Short-term bank borrowings...............................................................   $   34,049    $   56,693
Bank overdraft...........................................................................        2,778         4,138
Current portion of long-term debt (see Note 10)..........................................       14,333             -
                                                                                            ----------    ----------
     Total short-term borrowings.........................................................   $   51,160    $   60,831
                                                                                            ==========    ==========


                                      F 16

At December 31, 1996, the Company maintained 364-day aggregate unsecured revolving credit facilities of (pound)26,500,000, and on which interest was charged at 1 1/4 percent above the London Interbank Borrowing Rate. On March 6, 1997, these facilities were replaced by a syndicated unsecured three year aggregated revolving credit facility of (pound)60,000,000, and on which interest was charged at one percent above the London Interbank Offer Rate. In addition the Company's subsidiaries had available overdraft facilities of up to $24,000,000 during the periods ended December 31, 1996, 1997, and up to May 14, 1998.

On May 14, 1998, all the revolving credit and overdraft facilities outstanding, except for the Rand 31.0 million of facilities in South Africa, were repaid and replaced by a seven year revolving credit facility of DM214,000,000 (see
Notes 10 and 18). Interest on the facility is charged at two percent above the London Interbank Borrowing Rate. The weighted-average balance outstanding on these facilities was $33,500,000 and $48,324,000 during the years ended
December 31, 1997 and 1998, respectively. The highest amount outstanding on these facilities was $44,800,000, $60,300,000 and $86,032,000 during the years ended December 31, 1996, 1997 and 1998, respectively. Management believes that there is no material difference between the book values and fair values of borrowings on revolving credit facilities and bank overdrafts as of December 31, 1997 and 1998.

The Company's interest expense was $1,927,000 and $3,953,000 on the revolving credit facilities for the years ended December 31, 1997 and 1998 respectively. These were at floating rates of 1% above the London Interbank Offered Rate through May 14, 1998 and 2% thereafter. This produced weighted average interest rates on the revolving credit facilities of 5.1% and 6.6% in 1997 and 1998, respectively, after taking into account the effect of any swaps and including $139,000 and $511,000 in amortization of deferred financing costs for 1997 and 1998 respectively. At December 31, 1998, the Company had $56,693,000 of bank borrowings under the revolving credit facilities, on which the average interest rate was 5.87%.

The Company was not in compliance with all of its borrowing covenants as at December 31, 1998. The covenants under the seven year revolving credit facility include a maximum level of inventory days on hand and a minimum level of adjusted EBITDA. Effective February 4, 1999, the revolving credit facility agreement was amended in connection with the acquisition of Diamond Back. The changes made included an increase in inventory days allowed, a change in the measurement of EBITDA and a reduction in the EBITDA covenant, such that the Company is now in compliance with all its borrowing covenants.

10. Long Term Debt

In 1993, Derby Holding BV, which was a subsidiary of DICSA and is a subsidiary of the Company, issued unsecured United States dollar denominated Series A, B and C Senior Notes, in the aggregate principal of $85,000,000. Derby Holding BV repaid $14,333,000 of the Senior Notes in September 1996 and $14,333,000 in September 1997, leaving $56,333,000 outstanding at December 31, 1997, and
May 14, 1998. On May 14, 1998, these Senior Notes were repaid in full. The long-term bank loan at December 31, 1997, represents a loan of DM16,250,000 equivalent to $9,059,000 as of December 31, 1997, assumed on the acquisition of the Winora and Staiger businesses (see Note 13). The long-term bank loan was repaid on May 14, 1998.

On May 14, 1998, the Company issued $79,750,000 of 10 percent Senior Notes, and Lyon Investments BV, a subsidiary of the Company, issued $20,250,000 of 10 percent Senior Notes and DM110,000,000 of 9 3/8 percent Senior Notes (see
Note 18). The Senior Notes mature in full in 2008. The Senior Notes are issued under indentures which contain certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends on and redeem capital stock, redeem certain subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in certain transactions with affiliates, sell or issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all of the assets of the Company.

The weighted average interest rates on the Senior Notes were 6.6% in 1997, 6.9% in 1998 through May


                                      F 17

13, 1998 and 10.3% effective May 14, 1998, after taking into account the effect of any swaps and including $0.5 million and $0.8 million in amortization of deferred financing costs for 1997 and 1998, respectively.

As of December 31, 1997, and 1998, long-term debt consists of the following (in thousands):

                                                                                                  December 31,
                                                                                            ------------------------
                                                                                                  1997          1998
                                                                                            ----------    ----------
10% $100,000,000 Senior Notes............................................................   $        -    $  100,000
9 3/8% DM110,000,000 Senior Notes........................................................            -        65,870
Series A Senior Notes....................................................................       33,000             -
Series B Senior Notes....................................................................       20,000             -
Series C Senior Notes....................................................................        3,333             -
Long-term bank loan......................................................................        9,059             -
                                                                                            ----------    ----------
Total long-term debt.....................................................................       65,392       165,870
Less current portion of long-term debt...................................................      (14,333)            -
                                                                                            ----------    ----------
     Non-current portion of long-term debt...............................................   $   51,059    $  165,870
                                                                                            ==========    ==========

The fair value of the Series A, B and C Senior Notes as of December 31, 1997 was approximately $56,149,000. Management believes that there was no material difference between the fair value and book value of the long-term bank loan as of December 31, 1997, or the 10 percent $100,000,000 and the 9 3/8 percent DM110,000,000 Senior Notes as of December 31, 1998.

11. Commitments and Contingencies:

Operating Leases

Total rent expense for operating leases, primarily in respect of land and buildings and automobiles, was $5,153,000, $5,409,000 and $5,768,000 for the years ended December 31, 1996, 1997, and 1998 respectively, which is included in selling, general and administrative expenses in the accompanying statements of income.

The future minimum lease payments for operating leases as of December 31, 1998, are as follows (in thousands):

For the years ended December 31,
--------------------------------
1999 .................................................................................................    $    4,919
2000 .................................................................................................         3,694
2001 .................................................................................................         2,283
2002 .................................................................................................         1,732
2003 .................................................................................................         1,327
Thereafter............................................................................................        10,261
                                                                                                          ----------
     Total............................................................................................    $   24,216
                                                                                                          ==========

Leases of land and buildings are typically subject to rent reviews at specified intervals and provide for the lessee to pay all insurance, maintenance and repair costs. The Company's facilities are subject to the requirements of environmental regulations in their respective jurisdictions. There can be no assurance that the Company is at all times in compliance with all such requirements.

International Operations; Dependence on Foreign Suppliers and Sales

A significant portion of the Company's operations are conducted in foreign countries and are subject to the risks that are inherent in operating abroad, including, without limitation, the risks associated with foreign governmental regulation, foreign taxes, import duties and trade restrictions. The Company's


                                      F 18
business is highly dependent upon products manufactured by foreign suppliers located primarily in Taiwan and Japan and the People's Republic of China. A substantial majority of the Company's multi-speed bicycles contain components supplied on a purchase order basis by one Japanese manufacturer. The Company's business is also subject to the risks generally associated with doing business abroad, such as delays in shipment and foreign governmental regulations which could have a material adverse effect on the results of operations and financial condition of the Company. In addition, several of the Company's manufacturing operations are unionized.

Product Liability

Because of the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries allegedly sustained as a result of defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim), and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The successful assertion or settlement of an uninsured claim, the settlement of a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that insurance will remain available or, if available, will not be prohibitively expensive.

Unconditional Purchase Obligations

The Company had unconditional purchase obligations for raw materials and bicycle components of $49,188,000 and $54,017,000 as of December 31, 1997, and 1998,
respectively, which are not recorded in the consolidated financial statements.

Common Stock and Preferred Stock

Following the Recapitalization, DC Cycle L.L.C. ("DC Cycle"), a wholly owned subsidiary of Thayer, owns approximately 27% of the Class A common stock, par value $.01 per share (the "Class A common stock"), and all of the outstanding shares of the Series A preferred stock, par value $.01 per share (the "Series A preferred stock"). Holders of Series A preferred stock are entitled to 1.5 votes per share, voting together with the Class A common stock. Perseus Cycle, L.L.C. ("Perseus Cycle"), a wholly owned subsidiary of Perseus, owns approximately 22% of the Class A common stock. DFS owns approximately 47% of the Class A common stock and all the Series B preferred stock, par value $.01 per share (the "Series B preferred stock").

Following the issue of 22,750 shares of Class C common stock for the acquisition of Diamond Back on February 4, 1999, under the terms of the Company's Amended and Restated Certificate of Incorporation and the Shareholders' Agreement (as defined), (i) Thayer currently controls approximately 65% of the total voting power of the Company's capital stock; (ii) DFS controls approximately 20% of the total voting power of the Company's capital stock; and (iii) Perseus controls approximately 13% of the total voting power of the Company's capital stock.

In addition, following the Recapitalization, pursuant to a recapitalization of Raleigh Canada, DICSA received all of the outstanding shares of the Raleigh Canada Preferred Stock, a new class of nonvoting senior preferred stock of Raleigh Canada, in exchange for its shares of common stock of Raleigh Canada pursuant to the Raleigh Canada Exchange Agreement. The shares of Raleigh Canada Preferred Stock, which have a liquidation value of $23.3 million, are exchangeable (at the option of DICSA at any time and by the Company at any time after January 2, 2001) into 8,300 shares of Class A common stock and 15,000 shares of Class B common stock, par value $.01 per share (the "Class B common stock", and, together with the Class A common stock, the "common stock") (or the right to receive securities or such other property into which such classes of stock are converted). The exchange ratio will be adjusted, if required, as provided in the Articles of Raleigh Canada and the Raleigh Canada Exchange Agreement. The exchange ratio will be such that the value of the Raleigh Canada Preferred Stock on the

                                      F 19
date of the consummation of the Recapitalization will equal the value of the shares of Raleigh Canada common stock that are exchanged for the Raleigh Canada Preferred Stock. If the value of the Raleigh Canada Preferred Stock is later determined to be greater than, or less than, the value of the shares of Raleigh Canada common stock exchanged for the Raleigh Canada Preferred Stock, the exchange ratio will be adjusted through increasing or decreasing the number of shares of Class A common stock to be received upon exercise of the exchange rights. Any adjustment in the exchange ratio will result in an offsetting adjustment against the number of shares of Class A common stock retained by DFS in the Recapitalization. DICSA also has the right to redeem its shares of Raleigh Canada Preferred Stock for a cash payment of $23.3 million, plus all accrued and unpaid dividends thereon, at any time after April 1, 2001, upon 60 days' prior notice, provided that such redemption does not result in a breach or default under any financing document of Raleigh Canada or its affiliates, including, without limitation, the Revolving Credit Agreement and the Indentures. Upon liquidation of Raleigh Canada, each holder of Raleigh Canada Preferred Stock will be entitled to receive an amount based upon the value that such holder would have received if such holder had exchanged the Raleigh Canada Preferred Stock pursuant to the Raleigh Canada Exchange Agreement.

Holders of shares of Class A and Class C common stock are entitled to one vote per share, and holders of shares of Series A preferred stock are entitled to 1.5 votes per share. Holders of Class A and Class C common stock and Series A preferred stock will vote together as a single class on all matters submitted to the shareholders of the Company for a vote. During the first year following the consummation of the Recapitalization or upon the occurrence of certain events, each share of Series A preferred stock will be convertible, at the option of the holder thereof, into one-half share of Class A common stock, plus a number of shares of Class A common stock equal to the liquidation value, which will initially be $1,000 (plus accrued and unpaid dividends thereon, if any), of such share divided by $1,000. At any time after the tenth anniversary of the consummation of the Recapitalization or upon the occurrence of certain events, holders of shares of Series A preferred stock will have the right to require the Company to repurchase all or any portion of such shares for cash at a price per share equal to the sum of the liquidation value (plus accrued and unpaid dividends thereon, if any) of such share and one-half share of Class A common stock; provided that if (other than in connection with a proposed sale of the Company that constitutes a Change of Control) the Company is prohibited by law from repurchasing such shares or if any such repurchase would result in a default under the Revolving Credit Agreement or the Indentures, the Company may defer such repurchase until such prohibition no longer exists or such default would no longer occur. the Company must use commercially reasonable efforts to obtain any consent necessary to permit such payment.

Holders of shares of Class B common stock and Series B preferred stock are not entitled to voting rights, except as otherwise required by applicable law. Upon the occurrence of certain events, each share of Series B preferred stock will be convertible, at the option of the holder thereof, into the number of shares of Class A common stock having a fair market value equal to the liquidation value, which will initially be $1,000 (plus accrued and unpaid dividends thereon, if any), of such share. At any time after the fourth anniversary of the consummation of the Recapitalization or upon the occurrence of certain events, holders of shares of Series B preferred stock will have the right to require the Company to repurchase all or any portion of such shares for cash at a price per share equal to the liquidation value (plus accrued and unpaid dividends thereon, if any) of such share; provided that if (other than in connection with a proposed sale of the Company that constitutes a Change of Control) the Company is prohibited by law from repurchasing such shares or if any such repurchase would result in a default under the Revolving Credit Agreement or the Indentures, the Company may defer such repurchase until such prohibition no longer exists or such default would no longer occur. the Company must use commercially reasonable efforts to obtain any consent necessary to permit such payment.

Dividends on each share of Class C common stock shall accrue on a daily basis at the rate of 20% per annum of the sum of the liquidation amount thereof plus all accumulated and unpaid dividends thereon. Such dividends shall accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Dividends on each share of Series A preferred stock will accrue on a daily basis at the rate of 20% per annum on the sum of the liquidation value thereof, which will initially be $1,000, plus all accumulated and unpaid dividends thereon. Dividends on each share of Series B preferred stock will accrue on a daily basis at the rate of 9.75% per annum on the sum of the liquidation amount thereof, which will initially be $1,000, plus all accumulated and unpaid dividends thereon. The dividends and capital distributions on


                                      F 20
the Series A preferred stock and Series B preferred stock rank pari passu. Although a single security, each share of Series A preferred stock consists of two economic elements: (i) the right to receive a liquidation value of $1,000 plus the 20% per annum return described above, in respect of which Thayer (through DC Cycle) invested $1,000 per share; and (ii) the economic rights equivalent to one-half share of Class A common stock, in respect of which Thayer (through DC Cycle) invested $500 per share (the "Deemed common stock"). After all such amounts required to be paid to holders of Series A preferred stock and Series B preferred stock have been paid, any distribution made by the Company will be paid (i) first, to holders of Class A common stock and Series A preferred stock until such holders have received $1,000 for each share of Class A common stock and $500 for each share of Series A preferred stock (in respect of the Deemed common stock) (subject to adjustment in certain circumstances),
(ii) second, to holders of Class B common stock until such holders have received $1,000 for each share of Class B common stock (subject to adjustment in certain circumstances), (iii) third, to holders of Class A common stock and Series A preferred stock until such holders have received a 25% internal rate of return,
(iv) fourth, to holders of Class B common stock until such holders have received a 20% internal rate of return and (v) fifth, to holders of Class A common stock and Series A preferred stock.

At any time, each holder of Class C common stock may convert all or any portion of the Class C common shares as follows: each Class C common stock shall be convertible into (i) one share of Class A common stock and (ii) the number of shares of Class A common stock determined by dividing the accrued but unpaid dividends on such Class C common stock through the date of conversion by $1,000. At any time after August 3, 2000, the Company may redeem all or any portion of the Class C common shares then outstanding. On any such redemption, the Company shall pay a purchase price per Class C common share equal to the product of (i) the Class C Common Redemption Premium (as defined) and (ii) the liquidation amount (plus all accrued and accumulated but unpaid dividends thereon).

12. Income taxes:

The Company does not have a formal tax sharing agreement with its subsidiaries. The Company calculates its income taxes on a stand-alone basis, with subsidiaries filing separate returns in their own jurisdictions. The combined related amounts are included in income taxes payable and deferred income taxes payable in the accompanying balance sheets.

Income (loss) before income taxes, minority interest and extraordinary item consists of the following (in thousands):

                                                                                 For the years ended December 31,
                                                                              --------------------------------------
                                                                                    1996          1997          1998
                                                                              ----------    ----------    ----------
United Kingdom.............................................................   $   14,544    $   19,533    $      208
Holland....................................................................        8,136         8,541         5,971
Germany....................................................................       (6,031)       (9,753)       (5,348)
United States..............................................................       (1,293)       (2,807)       (5,858)
Canada.....................................................................        1,474         1,591         1,705
South Africa...............................................................        1,109         1,369           683
Others.....................................................................        5,560         4,882         3,543
                                                                              ----------    ----------    ----------
     Total income before income taxes, minority interest and
          extraordinary item...............................................   $   23,499    $   23,356    $      904
                                                                              ==========    ==========    ==========


                                      F 21

The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                 For the years ended December 31,
                                                                              --------------------------------------
                                                                                    1996          1997          1998
                                                                              ----------    ----------    ----------
Current tax provision (benefit):
     United Kingdom........................................................   $    1,411    $    3,547    $     (144)
     Holland...............................................................        4,185         3,271         3,988
     Germany...............................................................          499          (196)           97
     United States.........................................................            -             -            77
     Canada................................................................          400           525           735
     South Africa..........................................................          244           759           302
     Others................................................................          231           344           230
                                                                              ----------    ----------    ----------

          Total current provision..........................................        6,970         8,250         5,285
                                                                              ----------    ----------    ----------
Deferred tax provision (benefit):
     United Kingdom........................................................        2,102         1,844           537
     Holland...............................................................         (326)          498           410
     Germany...............................................................            -             -             -
     United States.........................................................            -             -           (92)
     Canada................................................................          129            93           122
     South Africa..........................................................          (27)           45           (33)
     Others................................................................           76          (109)           65
                                                                              ----------    ----------    ----------
          Total deferred tax provision.....................................        1,954         2,371         1,009
                                                                              ----------    ----------    ----------
Provision for income taxes ................................................   $    8,924    $   10,621    $    6,294
                                                                              ==========    ==========    ==========

The following table summarizes the significant differences between the United States statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                                                 For the years ended December 31,
                                                                              --------------------------------------
                                                                                    1996          1997          1998
                                                                              ----------    ----------    ----------
Statutory tax rate - US Federal............................................         35%           35%           35%
Effect of foreign tax rates................................................          3            (2)          (89)
Utilization of losses brought forward......................................          -             -           (37)
Net operating losses for which no benefit is currently available...........          2            14           207
Permanent differences - interest not deductible for tax....................          -             -           337
Permanent differences - other..............................................         (2)           (2)           16
Recapitalization costs.....................................................          -             -           227
                                                                              ----------    ----------    ----------
     Effective tax rate....................................................         38%           45%          696%
                                                                              ==========    ==========    ==========

The permanent differences - other, in 1998, relates to non-deductible items of only $144,000, but which calculates to 16% of net income.


                                      F 22

Deferred income tax (assets) liabilities consist of the following (in thousands):

                                                                                                  December 31,
                                                                                            ------------------------
                                                                                                  1997          1998
                                                                                            ----------    ----------
Deferred income tax assets:
     Operating losses....................................................................  $    66,830   $    38,542
     Provisions and accruals.............................................................          427           376
                                                                                            ----------    ----------
          Total deferred income tax assets...............................................       67,257        38,918
                                                                                            ----------    ----------
     Valuation allowance.................................................................      (63,523)      (35,281)
                                                                                            ----------    ----------
          Net deferred income tax assets.................................................        3,734         3,637
Deferred income tax liabilities:
     Pension ............................................................................      (15,543)      (18,086)
     Depreciation........................................................................       (5,272)       (4,504)
     Other...............................................................................         (370)           57
                                                                                            ----------    ----------
          Total deferred income tax liabilities..........................................      (21,185)      (22,533)
                                                                                            ----------    ----------
               Net deferred income tax liabilities.......................................   $  (17,451)   $  (18,896)
                                                                                            ==========    ==========

The operating losses, which arise in Germany and the United States, begin to expire in 1999. The ability of the Company to utilize these losses may be limited by a change in ownership of the Company.

13. Acquisitions:

In January 1997, the Company completed the acquisition of the assets and operations of a bicycle and bicycle component business in Germany which distributes bicycles under the names Winora and Staiger for consideration of $2,650,000, net of assumed debt equivalent to $9,059,000 as of December 31, 1997 (see Note 10). The results of this business are included in the consolidated financial statements from February 1, 1997.

In August 1997, the Company acquired a controlling interest in the MS Sport Group for consideration of $4,000,000. MS Sport Group is the main distributor of Univega brand cycles in Europe. The results of MS Sport are included in the consolidated financial statements from September 1, 1997.

These acquisitions were accounted for under the purchase method with the purchase price allocated as follows (in thousands):

Accounts receivable....................................................................................   $    2,351
Inventories............................................................................................        5,742
Property, plant, and equipment.........................................................................        6,025
Goodwill...............................................................................................        3,386
Liabilities assumed and direct acquisitions............................................................      (10,854)
                                                                                                          ----------
     Purchase Price....................................................................................   $    6,650
                                                                                                          ==========

Pro forma net revenues and net income reflecting the acquisitions as if they had occurred on January 1, 1996, and January 1, 1997, respectively, have been omitted because the differences between those amounts and the historical results are not material.

In March 1997, the Company acquired the Univega brand name, trademarks and related intellectual property for consideration of $2,550,000 (see Note 6). Univega is a range of all-terrain and mountain


                                      F 23
bikes. In addition, further licenses were acquired during 1997 for $115,000.

In May 1998, the Company purchased the minority interest in its operations in South Africa for $1,933,000, including $1,139,000 for goodwill that is being written off over 40 years. The acquisition of the minority interest was accounted for under the purchase method.

14. Pension Plans:

The Company operates defined benefit pension plans in its subsidiaries in Canada, Netherlands, Ireland and the United Kingdom, which are funded in accordance with local actuarial advice and cover all eligible current and retired employees. In the United States, the Company operates a 401(k) pension contribution plan for certain of its employees, for which the Company paid $120,000, $127,000 and $180,000 in the years ended December 31, 1996, 1997 and
1998 respectively. The plans are operated under trusts and their assets are invested independently of the Company. The largest plans are in the United Kingdom and Netherlands, where valuations are carried out by qualified actuaries every three years and every year respectively.

The Company adopted SFAS No. 87 "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS No. 87 was a transition asset of $37,795,000. The transition asset is being amortized into income over 15 years. A cumulative change in accounting principle was recorded as of January 1, 1993, which represented the amortization of the transition asset between January 1, 1989, the effective date of SFAS No. 87, and January 1, 1993, the Company's adoption of SFAS No. 87.

The Company's defined benefit plan assets of $217,501,000 (1997 $180,664,000) are approximately invested in UK quoted equities 36%, other equities 24%, treasury instruments 25% and 15% invested in cash and other.

The Company adopted SFAS 132 during 1998 and the following disclosures are made in accordance with the new standard (in thousands):

                                                                                    1996          1997          1998
                                                                               ---------    ----------    ----------
Total Pension Schemes

Change in Benefit Obligation
     Projected benefit obligation at January 1, ...........................    $  99,042    $  113,338    $  130,143
     Employer service cost.................................................        2,098         2,792         4,338
     Interest cost.........................................................        7,599         8,386         8,821
     Actual employee contributions.........................................        1,067         1,074         1,072
     Actuarial Gain........................................................        4,358        16,783        13,886
     Actual distributions..................................................       (5,407)       (5,588)       (5,564)
     Exchange adjustment...................................................        4,581        (6,642)        2,854
                                                                               ---------    ----------    ----------
          Projected benefit obligation at December 31......................    $ 113,338    $  130,143    $  155,550
                                                                               =========    ==========    ==========
Change in Plan Assets
     Plan assets at January 1............................................,     $  52,293    $  172,830    $  180,664
     Actual return on assets during........................................       16,243        21,059        34,497
     Actual employer contributions.........................................        2,154         2,335         1,577
     Actual employee contributions.........................................        1,067         1,074         1,072
     Actual distributions..................................................       (5,407)       (5,588)       (5,564)
     Exchange adjustment...................................................        6,480       (11,046)        5,255
                                                                               ---------    ----------    ----------
          Plan assets at December 31.......................................    $ 172,830    $  180,664    $  217,501
                                                                               =========    ==========    ==========


                                      F 24

                                                                                    1996          1997          1998
                                                                               ---------    ----------    ----------

Net Amount Recognized
     Funded status.........................................................    $  59,492    $   49,834    $   61,951
     Unrecognized transition asset.........................................      (19,048)      (14,981)      (12,472)
     Unrecognized loss.....................................................          121         9,660         3,710
     Unrecognized prior service cost.......................................        1,846         3,264         2,883
                                                                               ---------    ----------    ----------
          Net amount recognized as prepaid expense.........................    $  42,411    $   47,777    $   56,072
                                                                               =========    ==========    ==========
Weighted average Assumptions as of December 31
     Discount rate.........................................................        8.00%         6.90%         5.42%
     Expected return on assets.............................................        9.25%         9.35%         8.57%
     Rate of compensation increase.........................................        5.62%         5.68%         3.92%

Components of Net Periodic Pension Cost for the years ended December 31
     Service cost..........................................................    $   2,098    $    2,792    $    4,338
     Interest cost.........................................................        7,599         8,386         8,821
     Expected return on plan assets........................................      (13,530)      (14,852)      (16,430)
     Amortization of transition asset......................................       (2,652)       (2,536)       (2,514)
     Amortization of prior service cost....................................          224           382           382
                                                                               ---------    ----------    ----------
          Net periodic pension income as total pension income..............    $  (6,261)   $   (5,828)   $   (5,403)
                                                                               =========    ==========    ==========

15. Segmental Information:

Reportable business segments
The Company manages its business in seven reportable segments as shown in the following tables. Consolidation adjustments and certain small operating companies and non operating companies are included in "other companies" The reportable segments are managed separately because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2).

A summary of revenues, operating income, depreciation, identifiable assets and capital additions categorized by the business segment is as follows (in thousands):

                                                                                 For the years ended December 31,
                                                                              --------------------------------------
                                                                                    1996          1997          1998
                                                                              ----------    ----------    ----------
Net revenues:
     Raleigh UK............................................................   $  107,374    $  107,254    $   82,116
     Gazelle, Holland......................................................      120,788       107,793       111,512
     Derby Germany.........................................................       82,390       103,813       125,089
     Raleigh USA...........................................................       53,516        57,917        69,083
     Raleigh Canada........................................................       29,459        29,468        28,750
     Sturmey - Archer, UK and Holland......................................       30,130        29,588        23,834
     Probike, South Africa.................................................       20,477        20,626        17,047
     Other companies.......................................................        8,450         9,228         7,874
                                                                              ----------    ----------    ----------
          Total net revenues...............................................   $  452,584    $  465,687    $  465,305
                                                                              ==========    ==========    ==========


                                      F 25

                                                                                 For the years ended December 31,
                                                                              --------------------------------------
                                                                                    1996          1997          1998
                                                                              ----------    ----------    ----------
Operating income:
     Raleigh UK............................................................   $    7,532    $   13,086    $    3,195
     Gazelle, Holland......................................................       16,217        13,367        14,776
     Derby Germany.........................................................        1,050        (2,202)         (517)
     Raleigh USA...........................................................         (718)       (1,980)        2,686
     Raleigh Canada........................................................        2,784         2,752         2,563
     Sturmey - Archer, UK and Holland......................................        5,544         3,385           613
     Probike, South Africa.................................................        2,032         2,133         1,224
     Other companies.......................................................       (1,059)         (840)       (6,402)
                                                                              ----------    ----------    ----------
          Total operating income...........................................   $   33,382    $   29,701    $   18,138
                                                                              ==========    ==========    ==========

Depreciation:
     Raleigh UK............................................................   $    1,990    $    2,578    $    2,758
     Gazelle, Holland......................................................        1,938         1,681         1,677
     Derby Germany.........................................................        3,721         3,375         3,431
     Raleigh USA...........................................................          598           612           476
     Raleigh Canada........................................................          366           327           307
     Sturmey - Archer, UK and Holland......................................          483           439           529
     Probike, South Africa.................................................          203           164           123
     Other companies.......................................................          101           186           106
                                                                              ----------    ----------    ----------
          Total depreciation...............................................   $    9,400    $    9,362    $    9,407
                                                                              ==========    ==========    ==========

Capital additions:
     Raleigh UK............................................................   $    3,288    $    1,434    $    2,296
     Gazelle, Holland......................................................        1,836         1,658         1,852
     Derby Germany.........................................................        2,149         2,430         2,003
     Raleigh USA...........................................................          479           472         1,132
     Raleigh Canada........................................................          147           153           526
     Sturmey - Archer, UK and Holland......................................          643           991           332
     Probike, South Africa.................................................          200            38            85
     Other companies.......................................................          354           237            96
                                                                              ----------    ----------    ----------
          Total capital additions..........................................   $    9,096    $    7,413    $    8,322
                                                                              ==========    ==========    ==========

Identifiable assets:
     Raleigh UK............................................................   $   60,200    $   63,605    $   67,719
     Gazelle, Holland......................................................       48,719        44,448        55,784
     Derby Germany.........................................................       56,089        79,604        91,789
     Raleigh USA...........................................................       33,901        35,905        36,356
     Raleigh Canada........................................................       14,766        13,031        13,997
     Sturmey - Archer, UK and Holland......................................       19,376        23,327        25,060
     Probike, South Africa.................................................       11,612         9,864        11,993
     Other companies.......................................................       15,898        18,714        22,592
                                                                              ----------    ----------    ----------
          Total identifiable assets........................................   $  260,561    $  288,498    $  325,290
                                                                              ==========    ==========    ==========


                                      F 26

Net Revenues by Geographic Region

The Company sells its products in several geographic regions. Net revenues relating to each region (categorized by the customer's geographic location) are as follows (in thousands):

                                                                                 For the years ended December 31,
                                                                              --------------------------------------
                                                                                    1996          1997          1998
                                                                              ----------    ----------    ----------
Net revenues:
     United Kingdom........................................................   $  101,260    $  100,892   $    78,559
     Netherlands...........................................................      113,508       101,216       104,772
     Germany...............................................................       97,347       117,990       130,747
     United States.........................................................       52,903        58,316        67,859
     Canada................................................................       29,477        29,528        28,864
     South Africa..........................................................       20,010        20,631        17,047
     Rest of the World.....................................................       38,079        37,114        37,457
                                                                              ----------    ----------    ----------
          Total net revenues...............................................   $  452,584    $  465,687    $  465,305
                                                                              ==========    ==========    ==========

16. Related-Party Transactions:

The Company rents land and buildings under operating leases from management in Germany and South Africa. Rents charged under such leases were $326,000, $495,000 and $447,000 for the years ended December 31, 1996, 1997, and 1998 respectively. Management consider these rents to be at fair value.

17. Chief Executive Officer's stock options and service contract:

On October 20, 1998, the Company entered into an employment contract with Gary Matthews as Chief Executive Officer with effect from mid January 1999. The contract is for a four year term with a three year extension. The Company issued the stock options to purchase 1,625 shares of the Company's Class A common stock for $1,000 per share which vest over three years, and performance-based stock options to purchase 3,250 shares of Class A common stock for $1,000 per share to Gary Matthews. Pursuant to a Management Stock Purchase Agreement dated October 20, 1998, Gary Matthews purchased 1,500 shares of the Company's Class A common stock for $1,000 per share. Gary Matthews paid for such shares with a secured promissory note that is non-recourse except for 20 percent of the principal amount and all of the accrued interest. Upon the termination of Gary Matthews' employment with the Company, the Company has the right or is required to repurchase, depending on the reason for such termination, such Class A common stock.

18. Recapitalization Agreement and Subsequent Events:

On May 14, 1998, Derby International Corporation SA ("DICSA") and two investment groups, Thayer Equity Investors III L.P. and Perseus Capital L.L.C., completed the Recapitalization of the Company, pursuant to a Recapitalization Agreement signed on March 11, 1998. As part of the Recapitalization, DICSA transferred the shares of all of its bicycle and bicycle component manufacturing and sales subsidiaries, other than Raleigh Industries of Canada Limited ("RIC"), to a wholly-owned company incorporated in Luxembourg, Derby Finance Sarl ("DFS"). The Company issued new equity to the two investment groups, which diluted the interest of DFS and DICSA in the Company to approximately 33 percent of the voting rights. The Recapitalization Agreement also provided for the purchase by the Company of the minority interests in the South African subsidiaries of the Company.

As a result of the Recapitalization of the bicycle business, the Company and its subsidiaries paid $146.2 million to DICSA and DFS to redeem certain equity rights in the Company and its affiliates. In addition, existing long term debt of $62.4 million net of $3.0 million of cash received on related swaps was retired for which the Company recorded an extraordinary charge of $0.4 million net of taxes upon this early extinguishment of debt. The Company financed this from the issue of new stock, as detailed below, and $163.9 million in Senior Notes (see Note 10). The existing $98.4 million ((pound)60 million) of revolving bank facilities, together with local banking facilities except for those in South Africa,


                                      F 27
were replaced with a seven-year secured syndicated bank facility of $127.9 million (DM214 million). In connection with the retirement of debt, the Company terminated certain interest rate swaps related to the debt and recorded a loss of $1.1 million in other income (expense) in the accompanying statements of income for the year ended December 31, 1998.

Following the Recapitalization, DFS retained voting Class A common stock in the Company with a value of $21.7 million. DFS's parent, DICSA, retained preferred shares in its former subsidiary, RIC, which are exchangeable for an additional $8.3 million of voting common stock and $15.0 million of non-voting Class B common stock in the Company. In addition, DFS purchased 3,000 shares of non-voting Series B preferred stock for the Company for $3.0 million. DC Cycle L.L.C. (a subsidiary of Thayer Equity Investors III L.P.) and Perseus Cycle L.L.C. (a subsidiary of Perseus Capital L.L.C.) purchased 22,500 shares of voting Class A common stock of the Company for $22.5 million. The Company also issued 25,000 shares of voting Series A preferred stock to DC Cycle L.L.C for $37.5 million.

The Company incurred estimated fees and professional expenses of $5.9 million related to the recapitalization. Fees and professional expenses paid to finance the Recapitalization of $13.9 million have been deferred and will be amortized over the term of the Senior Notes and the bank facility. These include investment banking fees of $1.0 million payable to the management company of one of the investment groups, $1.2 million to a company which is wholly owned by the chairman and president of the other investment group, and $0.7 million to Centenary Corporation, a company in which a director of the Company is a shareholder.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for approximately $42.75 million in cash. The Diamond Back Group consists of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which is engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business. Western States and Bejka had worldwide revenues of approximately $69.9 million and $4.1 million, respectively, for their 1997 fiscal years. Diamond Back was essentially a holding company for the Company's intellectual property and did not generate material revenues. The Company financed the acquisition of the Diamond Back Group by issuing $20 million principal amount in subordinated notes (the "Subordinated Notes") to an affiliate of the Government of Singapore and $22.75 million in newly issued Class C common stock to DC Cycle, L.L.C. and Perseus Cycle L.L.C. The Subordinated Notes mature in 2010 and bear interest at an annual rate of 19% compounded daily.


                                      F 28

18. Lyon Investments B.V. Summarized Financial Information:

Lyon Investments B.V. ("Lyon"), a Dutch Company, is a wholly owned subsidiary of the Company. Prior to the Recapitalization, Lyon was a dormant subsidiary. As a result of the Recapitalization, Lyon became a holding company and is a co-issuer of $20,250,000 of the $100,000,000 of 10 percent Senior Notes and all of the DM110,000,000 of 9 3/8 percent Senior Notes (collectively, the "Senior Notes"). As co-issuers, Lyon and the Company are joint and severally liable with respect to the Senior Notes. The following summarized financial information sets forth the combined financial position and results of operations of Lyon, together with its subsidiaries, Derby Nederland and E. Wiener Bike Parts GmbH. Derby Nederland is a holding company owning 100 percent of Gazelle, Sturmey-Archer B.V., and Raleigh B.V.

                              Lyon Investments B.V.
                     Summarized Consolidated Balance Sheets

                                                      Assets

                                                                                                  December 31,
                                                                                           -------------------------
                                                                                                  1997          1998
                                                                                           -----------   -----------
Cash and cash equivalents................................................................  $     6,285   $     8,470
Accounts receivable, net.................................................................       16,411        15,875
Inventories..............................................................................       20,477        26,433
Loans to internal group companies........................................................            -       137,768
Other current assets.....................................................................        2,820         3,002
                                                                                           -----------   -----------
     Total current assets................................................................       45,993       191,548
                                                                                           -----------   -----------
Property, plant, and equipment, net......................................................       11,118        11,552
Intangibles..............................................................................            -         2,715
Prepaid pension asset....................................................................       13,492        16,920
                                                                                           -----------   -----------
     Total assets........................................................................  $    70,603   $   222,735
                                                                                           ===========   ===========

                                       Liabilities and Shareholders' Deficit

                                                                                                  December 31,
                                                                                           -------------------------
                                                                                                  1997          1998
                                                                                           -----------   -----------
Short-term borrowings - internal and current portion of long-term borrowings               $    28,343   $   149,252
Bank overdraft...........................................................................          200             -
Other current liabilities................................................................       17,794        24,015
                                                                                           -----------   -----------
     Total current liabilities...........................................................       46,337       173,267
Long-term borrowings - internal..........................................................       44,188             -
10% $100,000,000 Senior Notes............................................................            -        20,250
9 3/8% DM110,000,000 Senior Notes........................................................            -        65,870
Other liabilities........................................................................        5,671         5,971
                                                                                           -----------   -----------
     Total liabilities...................................................................       96,196       265,358
Shareholders' deficit....................................................................      (25,593)      (42,623)
                                                                                           -----------   -----------
     Total liabilities and shareholders' deficit.........................................  $    70,603   $   222,735
                                                                                           ===========   ===========


                                      F 29

                              Lyon Investments B.V.
                     Reconciliation of Shareholders' Deficit

                                                                                                 December 31,
                                                                                           -------------------------
                                                                                                  1997         1998
                                                                                           -----------   -----------
Shareholders' deficit, beginning balance.................................................  $   (31,091)  $   (25,593)
     Capital contributions...............................................................          549         5,800
     Net income..........................................................................          598         4,843
     Translation adjustments.............................................................        4,351        (2,043)
     Distribution to shareholders in connection with the Recapitalization................            -       (25,630)
                                                                                           -----------   -----------
Shareholders' deficit, ending balance....................................................  $   (25,593)  $   (42,623)
                                                                                           ===========   ===========

                              Lyon Investments B.V.
                  Summarized Combined Statements of Operations

                                                                                           December 31,
                                                                             ---------------------------------------
                                                                                    1996          1997          1998
                                                                             -----------   -----------   -----------
Net revenues...............................................................  $   137,370   $   137,025   $   138,297
Cost of sales..............................................................     (103,362)     (103,721)     (104,760)
                                                                             -----------   -----------   -----------
     Gross profit..........................................................       34,008        33,304        33,537
Selling, general, and administrative expenses(1)...........................      (20,898)      (25,481)      (18,579)
                                                                             -----------   -----------   -----------
     Operating income......................................................       13,110         7,823        14,958
Interest expense...........................................................       (4,358)       (4,395)       (9,812)
Interest income............................................................          181           197         3,158
Other income (expense), net(2).............................................            -             -           900
                                                                             -----------   -----------   -----------
     Income before income taxes............................................        8,933         3,625         9,204
Provision for income taxes.................................................       (4,309)       (3,027)       (4,361)
                                                                             -----------   -----------   -----------
     Net income............................................................  $     4,624   $       598   $     4,843
                                                                             ===========   ===========   ===========

(1) Selling, general, and administrative expenses include a foreign exchange loss on a loan from the Company to Derby Nederland BV of $(3,489,000) and $(5,697,000), for the years ended December 31, 1996, and 1997. The impact of the foreign exchange loss on this loan eliminates in the consolidation of the Company's financial statements. In addition, there was also a foreign exchange gain on inter-company loans of $872,000 for the year ended December 31, 1998.
(2) Other income (expense), net is comprised of the profit on the sale of Curragh Finance Company to Derby Holding B.V. for the year ended December 31, 1998. The impact of the sale eliminates in the consolidation of the Company's financial statements.


                                      F 30