Form 10-Q
period 1999-03-28
DERBY CYCLE CORP
filed 1999-05-12
CIK 1067447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 28, 1999
                                      OR
         ( ) )TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                            SECURITIES ACT OF 1934
              For Transition Period from __________ to __________
                       Commission File Number 0001067447
                          THE DERBY CYCLE CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      31-1038896
(State or other jurisdiction of              (I.R.S. Employer incorporation or
organization) Identification No.)
                                 Simon Goddard
                          The Derby Cycle Corporation
                            22710 72/nd/ Avenue South
                            Kent, Washington 98032
         (Address of principal executive offices, including zip code)
                           Telephone: (253) 395-1100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes (X)No .


The number of shares outstanding of each class of common stock, as of March 28, 1999, were:


          Class A                   $0.01 par value               44,200
          Class C                   $0.01 par value               22,750

                          THE DERBY CYCLE CORPORATION

                     MARCH 1999 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                    PART I
                                                    ------
ITEM 1.   FINANCIAL STATEMENTS...............................................................................     1

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............    17


                                                    PART II
                                                    -------
ITEM 1.   LEGAL PROCEEDINGS..................................................................................    28

ITEM 2.   CHANGES IN SECURITIES .............................................................................    28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................................................    28

                                    PART I
                                    ------

ITEM 1. FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Consolidated Balance Sheets as of December 31, 1998 and March 28, 1999 (unaudited)                          2

Unaudited Consolidated Statements Statements of Income for the three months ended March 29, 1998
and March 28, 1999                                                                                          3
Unaudited Consolidated Statement of Shareholders' (Deficit) for the three months
ended March 28, 1999                                                                                        4
Unaudited Consolidated Statements of Cash Flows for the three months ended March 29, 1998
and March 28, 1999                                                                                          5
Notes to the Consolidated Financial Statements                                                              7


                          THE DERBY CYCLE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                    ASSETS

                                                                                               DEC 31,      MAR 28,
                                                                                                  1998         1999
                                                                                                         (UNAUDITED)
                                                                                           -----------   -----------
CURRENT ASSETS:
     Cash and cash equivalents...........................................................  $    17,453    $    6,873
     Receivables, net....................................................................       66,801       133,460
     Inventories.........................................................................      105,264       124,571
     Other current assets................................................................        9,586         8,810
                                                                                           -----------   -----------
          Total current assets...........................................................      199,104       273,714
                                                                                           ===========   ===========
PROPERTY, PLANT, AND EQUIPMENT, NET .....................................................       49,514        46,285
OTHER ASSETS.............................................................................            -         1,500
INTANGIBLES, NET.........................................................................       20,600        38,340
PREPAID PENSION ASSETS...................................................................       56,072        55,336
                                                                                           -----------   -----------
          Total assets...................................................................  $   325,290   $   415,175
                                                                                           ===========   ===========


                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable....................................................................   $   34,394   $    48,469
     Accrued liabilities.................................................................       20,161        28,627
     Income taxes payable................................................................        8,452         4,513
     Short-term borrowings...............................................................       60,831        91,899
     Other current liabilities...........................................................        2,103         6,693
                                                                                           -----------   -----------
          Total current liabilities......................................................      125,941       180,201
                                                                                           -----------   -----------
OTHER LIABILITIES:
     Long-term debt .....................................................................      165,870       181,454
     Excess of assets acquired over cost of acquisitions.................................       11,120        10,760
     Deferred income taxes...............................................................       18,896        17,348
     Other liabilities...................................................................        4,224         3,834
                                                                                           -----------   -----------
          Total liabilities..............................................................      326,051       393,597
                                                                                           -----------   -----------
MINORITY INTEREST........................................................................          627           632
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK WITH REDEMPTION RIGHTS, $0.01 PAR VALUE, 25,000 SHARES AUTHORIZED,              45,432        45,432
     ISSUED, AND OUTSTANDING OF SERIES A AND 3,000 SHARES AUTHORIZED, ISSUED, AND
     OUTSTANDING OF SERIES B.............................................................
STOCK RIGHTS.............................................................................       23,300        23,300
SHAREHOLDERS' EQUITY(DEFICIT):
     Class A common stock, $0.01 par value, 200,000 shares authorized, 44,200 and 45,700 shares, issued and outstanding as of December 31, 1998 and
          March 28, 1999, respectively...................................................            1             1
     Class B common stock, $0.01 par value, 15,000 shares authorized, no shares issued
          and outstanding as of December 31, 1998 and March 28, 1999.....................            -             -
     Class C common stock, $0.01 par value, 22,750 share authorized, issued and
          outstanding as of March 28, 1999...............................................            -             -
     Additional paid-in capital..........................................................       22,499        46,749
     Accumulated deficit.................................................................      (87,346)      (88,567)
     Accumulated other comprehensive income..............................................       (5,274)       (5,969)
                                                                                           -----------   -----------
          Total shareholders' (deficit)..................................................      (70,120)      (47,786)
                                                                                           -----------   -----------
          Total liabilities and shareholders' (deficit)..................................   $  325,290    $  415,175
                                                                                           ===========   ===========

                          THE DERBY CYCLE CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except per unit and unit data)

                                                                                               THREE MONTHS ENDED
                                                                                           -------------------------

                                                                                               MAR 29,       MAR 28,
                                                                                                  1998          1999
                                                                                           -----------   -----------
NET REVENUES ............................................................................   $  121,433    $  138,387
COST OF SALES ...........................................................................      (90,315)     (105,420)
                                                                                           -----------   -----------
     Gross profit........................................................................       31,118        32,967
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES............................................      (22,768)      (27,316)
                                                                                           -----------   -----------
     Operating income....................................................................        8,350         5,651
OTHER INCOME (EXPENSE):
     Interest expense....................................................................       (1,814)       (6,517)
     Interest income.....................................................................           84            88
     Other (expense), net................................................................         (138)            -
                                                                                           -----------   -----------
INCOME BEFORE INCOME TAXES MINORITY INTEREST AND EXTRAORDINARY ITEM......................        6,482          (778)
PROVISION FOR INCOME TAXES...............................................................       (1,874)         (434)
MINORITY INTEREST........................................................................            -            (9)
                                                                                           -----------   -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS......................................   $    4,608     $  (1,221)
                                                                                           ===========   ===========
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER SHARE............................   $   212.35     $  (20.66)
                                                                                           ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING.........................................................................       21,700        59,108
                                                                                           ===========   ===========

                          THE DERBY CYCLE CORPORATION
          UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
                            (Dollars in thousands)

                                          COMMON       CAPITAL    ADDITIONAL   ACCUMULATED     ACCUMULATED         TOTAL
                                           STOCK    INVESTMENT       PAID-IN       DEFICIT           OTHER
                                                                     CAPITAL                 COMPREHENSIVE
                                                                                                    INCOME
                                     -----------   -----------   -----------   -----------   -------------   -----------
JANUARY 1, 1999...................   $             $             $    22,499   $  (87,346)    $    (5,274)   $  (70,120)
                                               1             -
Comprehensive income-..............
     Net income ...................            -             -             -       (1,221)              -        (1,221)
     Net gain on derivative
          instruments..............            -             -             -            -             698           698
     Translation adjustments.......            -             -             -            -          (1,393)       (1,393)
                                     -----------   -----------   -----------   -----------   -------------   -----------
Total comprehensive income.........            -             -             -       (1,221)           (695)       (1,916)
     Issue of common stock.........            -             -        24,250            -               -        24,250
                                     -----------   -----------   -----------   -----------   -------------   -----------
MARCH 28, 1999 ...................   $         1   $         -   $    46,749   $  (88,567)    $    (5,969)   $  (47,786)
                                     ===========   ===========   ===========   ===========   =============   ===========

                          THE DERBY CYCLE CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                                                               THREE MONTHS ENDED
                                                                                           ------------------------
                                                                                                MAR 29,      MAR 28,
                                                                                                  1998         1999
                                                                                           -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...................................................................   $    4,608   $   (1,221)
     Adjustments to reconcile net income to net cash provided by operating activities-
          Depreciation...................................................................        2,565        2,525
          Amortization...................................................................         (126)        (170)

          Minority interest..............................................................            -            9
          Loss on swaps..................................................................          138            -
          Net periodic pension income....................................................       (1,227)      (1,332)

     Net changes in operating assets and liabilities, net of acquisitions-
          (Increase) decrease in receivables.............................................      (47,621)     (57,383)
          (Increase) decrease in inventories.............................................      (14,407)      (5,034)
          (Increase) decrease in other current assets....................................        1,054        1,239
          Increase (decrease) in accounts payable........................................        1,142        8,896
          Increase (decrease) in accrued liabilities.....................................        2,579        8,257
          Increase (decrease) in income taxes payable....................................          680       (3,719)
          Increase (decrease) in other current liabilities...............................         (601)       5,143
          Increase (decrease) in deferred income taxes...................................          543         (852)
          Increase (decrease) in other liabilities.......................................         (116)        (171)
                                                                                           -----------   ----------
               Net cash (used by) operating activities...................................      (50,789)     (43,813)
                                                                                           -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment.........................................       (1,416)      (1,077)
     Proceeds of property, plant, & equipment dispositions...............................           36           30
     Cash paid for acquisitions, net of cash acquired....................................            -      (42,774)
                                                                                           -----------   ----------
               Net cash used in investing activities.....................................   $   (1,380)  $  (43,821)
                                                                                           ===========   ==========

                          THE DERBY CYCLE CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)


                                                                                               THREE MONTHS ENDED
                                                                                           ---------------------------
                                                                                                MAR 29,        MAR 28,
                                                                                                  1998           1999
                                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from share issue...........................................................  $         -   $    24,250
     Proceeds from issuance of Subordinated Notes .......................................            -        20,000
     Short term borrowings, net,.........................................................       45,465        31,071
     Deferred financing costs............................................................           (8)         (345)
     Contributions made to pension plans.................................................         (624)          (20)
     Net (distribution to) DICSA.........................................................         (838)            -
     Issuance of secured promissory note.................................................            -        (1,500)
                                                                                           -----------    ----------
               Net cash provided by financing activities.................................       43,995        73,456
                                                                                           -----------    ----------
EFFECT OF EXCHANGE RATE CHANGES..........................................................          910         3,598
                                                                                           -----------    ----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS..............................................       (7,264)      (10,580)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................       15,426        17,453
                                                                                           -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................  $     8,162    $    6,873
                                                                                           ===========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid.......................................................................  $     1,813    $    1,286
     Income taxes paid...................................................................  $       651    $    5,005

                          THE DERBY CYCLE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF THE BUSINESS AND BASIS OF PRESENTATIONS

The consolidated financial statements for the three months ended March 29, 1998 and March 28, 1999 together with the balance sheet as of March 28, 1999 included herein have not been audited by independent public accountants, but in the opinion of The Derby Cycle Corporation ("the Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 28, 1999 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the thirteen weeks ended March 28, 1999 are not necessarily indicitave of the operating results for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1998.

The combined financial statements have been prepared to reflect the financial position and results of operations of the bicycle and bicycle component businesses of Derby International Corporation SA ("DICSA"), a Luxembourg holding company through May 14, 1998. Up to that date DICSA owned shares, either directly or indirectly, in a number of bicycle and bicycle component companies worldwide that predominantly operate as standalone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, collectively referred to as the "The Derby Bicycle Group", have significant operations in The Netherlands ("Gazelle"), the United Kingdom ("Raleigh UK" and "Sturmey Archer"), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the United States (the "Derby USA" division of the Company). The Derby Bicycle Group owns or licenses many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Diamond Back, Nishiki (for USA only) and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany.

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement (the "Recapitalization") so that each of its bicycle and bicycle component companies are owned directly or indirectly by the Derby Cycle Corporation, a Delaware corporation with operations in the United States. The accompanying consolidated financial statements have been prepared to reflect the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through March 28, 1999. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

References to the "Company" throughout this document mean The Derby Bicycle Group through May 14, 1998 and The Derby Cycle Corporation and its subsidiaries from May 14, 1998 through March 28, 1999.

The accompanying consolidated financial statements, herein referred to as the consolidated financial statements, have been prepared as if the Company had been in existence for all periods presented. DICSA's historical basis in the assets and liabilities of the Company has been carried over. All material inter-company transactions and balances between entities included in these combined financial statements have been eliminated. Certain expenses were originally recorded by DICSA on behalf of the Company, such as headquarters' management costs and other corporate expenses. These amounts have been allocated in their entirety in the Company's financial statements, as such costs were incurred on behalf of the Company except for an immaterial amount that related to DICSA. Management believes this allocation is reasonable and represents the expenses as if the Company had been a stand-alone operation.

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

Inventories consist of the following (in thousands):

                                                                                            MAR 28,
                                                                               DEC 31,        1999
                                                                                 1998   (UNAUDITED)
                                                                          -----------   ----------
Finished products.......................................................  $    48,498   $   74,383
Work in process.........................................................        9,686        9,268
Raw materials...........................................................       47,080       40,920
                                                                          -----------   ----------
     Total inventories..................................................  $   105,264   $  124,571
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

3.   DERIVATIVE FINANCIAL INSTRUMENTS

ADOPTION OF SFAS 133
The Company elected to adopt SFAS 133 as of October 1, 1998.

For the three months ended March 29, 1998 income and expense related to the fair value accounting of the Company's derivative instruments are included in the statement of income: a profit of $846,000 on the fair value accounting of the forward foreign exchange contracts is shown within cost of sales; a loss of $138,000 on the fair value accounting of the swaps, is shown as other expense. For the three months ended March 28, 1999 income and expense related to the fair value accounting of derivative instruments subsequent to the adoption of SFAS 133 are included in Accumulated Other Comprehensive Income: a gain of $596,000 on the fair value accounting of the forward foreign exchange contracts and a gain of $102,000 on the fair value accounting of the currency option and interest rate cap. The net gain of $1,814,000 in other comprehensive income at March 28, 1999 will be released to income in the years 1999 to 2001 as the related sales, purchases or interest expense occurs.

4.   SHORT-TERM BORROWINGS

The Company has indebtedness available under a seven year Revolving Credit agreement (the "Revolving Credit Agreement") of DM214.0 million ($119.6 million).

The Company was not in compliance with all of its borrowing covenants as at December 31, 1998. The covenants include a maximum level of inventory days on hand, and a minimum level of adjusted EBITDA. Effective February 4, 1999, the revolving credit facility agreement was amended in connection with the acquisition of Diamond Back. The changes made included an increase in inventory days allowed, a change in the measurement of EBITDA and a reduction in the EBITDA covenant, such that the Company is now in compliance with all its borrowing covenants.

5.   LONG TERM DEBT

On February 4, 1999 the Company issued $20 million principal amount in subordinated notes to an affiliate of the Government of Singapore which mature in 2010 and bear interest at 19% compounded daily. As of December 31, 1998, and March 28, 1999, long-term debt consists of the following (in thousands):


                                                                                   DEC 31,     MAR 28,
                                                                                    1998        1999
                                                                                             (UNAUDITED)
                                                                                -----------  -----------
10% $100,000,000 Senior Notes.................................................  $  100,000    $  100,000
93/8% DM110,000,000 Senior Notes..............................................      65,870        61,454
19% $20,000,000 Subordinated Notes                                                       -        20,000
                                                                                ----------   -----------
     Long-term debt...........................................................  $  165,870    $  181,454
                                                                                ==========   ===========

Management believes that there was no material difference between the fair value and book value of the 10 percent $100,000,000 and the 93/8 percent DM110,000,000 Senior Notes as of December 31, 1998 or both the Senior and Subordinated Notes as of March 28, 1999.


6.   CONTINGENCIES

INTERNATIONAL OPERATIONS; DEPENDENCE ON FOREIGN SUPPLIERS AND SALES
A significant portion of the Company's operations are conducted in foreign countries and are subject to the risks that are inherent in operating abroad, including, without limitation, the risks associated with foreign governmental regulation, foreign taxes, import duties and trade restrictions. The Company's business is highly dependent upon products manufactured by foreign suppliers located primarily in Taiwan and Japan and the People's Republic of China. A substantial majority of the Company's multi-speed bicycles contain components supplied on a purchase order basis by one Japanese manufacturer. The Company's business is also subject to the risks generally associated with doing business abroad, such as delays in shipment and foreign governmental regulations which could have a material adverse effect on the results of operations and financial condition of the Company. In addition, several of the Company's manufacturing operations are unionized.

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

COMMON STOCK AND PREFERRED STOCK
On October 20, 1998, the Company entered into an employment contract with Gary Matthews as Chief Executive Officer with effect from mid January 1999. The contract is for a four year term with a three year extension. The Company issued the stock options to purchase 1,625 shares of the Company's Class A common stock for $1,000 per share which vest over three years, and performance-based stock options to purchase 3,250 shares of Class A common stock for $1,000 per share to Gary Matthews. Pursuant to a Management Stock Purchase Agreement dated October 20, 1998, Gary Matthews purchased 1,500 shares of the Company's Class A common stock for $1,000 per share. Gary Matthews paid for such shares with a secured promissory note, shown within other assets in the balance sheet, that is non-recourse except for 20 percent of the principal amount and all of the accrued interest. Upon the termination of Gary Matthews' employment with the Company, the Company has the right or is required to repurchase, depending on the reason for such termination, such Class A common stock.

Following the issue of 22,750 shares of Class C common stock for the acquisition of Diamond Back on February 4, 1999, under the terms of the Company's Amended and Restated Certificate of Incorporation and the Shareholders' Agreement (as defined), (i) DC Cycle L.L.C., a wholly owned subsidiary of Thayer Equity Investors III, L.P. ("Thayer") currently controls approximately 65% of the total voting power of the Company's capital stock; (ii) DICSA, through its wholly owned subsidiary Derby Finance Sarl ("DFS"), controls approximately 20% of the total voting power of the Company's capital stock, and (iii) Perseus Cycle, L.L.C., a wholly owned subsidiary of Perseus Capital, L.L.C. ("Perseus") controls approximately 13% of the total voting power of the Company's capital stock.

In addition, following the Recapitalisation and pursuant to a recapitalization of Raleigh Canada, DICSA received all of the outstanding shares of the Raleigh Canada Preferred Stock, a new class of nonvoting senior preferred stock of Raleigh Canada, in exchange for its shares of common stock of Raleigh Canada pursuant to the Raleigh Canada Exchange Agreement. The shares of Raleigh Canada Preferred Stock, which have a liquidation value of $23.3 million, are exchangeable (at the option of DICSA at any time and by the Company at any time after January 2, 2001) into 8,300 shares of Class A common stock and 15,000 shares of Class B common stock, par value $.01 per share (or the right to receive securities or such other property into which such classes of stock are converted).


7.   ACQUISITIONS:

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for $42,774,000 in cash. The Diamond Back Group consists of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which is engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business. Western States and Bejka had worldwide revenues of approximately $62.9 million and $3.1 million, respectively, in 1998. Diamond Back was essentially a holding company for the Company's intellectual property and did not generate material revenues. The Company financed the acquisition of the Diamond Back Group by issuing $20 million principal amount in subordinated notes (the "Subordinated Notes") to an affiliate of the Government of Singapore and $22.75 million in newly issued Class C common stock to DC Cycle, L.L.C. and Perseus Cycle L.L.C. The Subordinated Notes mature in 2010 and bear interest at an annual rate of 19% compounded daily.

The acquisition was accounted for under the purchase method with the purchase price allocated as follows (in thousands):

Accounts receivable...................................................  $12,173
Inventories...........................................................   19,086
Other current assets..................................................      773
Property, plant, and equipment........................................      645
Intangibles...........................................................    4,750
Goodwill..............................................................   13,658
Liabilities assumed...................................................   (8,311)
                                                                        -------
     Purchase price...................................................   42,774
                                                                        =======

The intangibles acquired comprise the intellectual property rights formerly owned by the Diamond Back Group including the Diamond Back and Avenir trademarks. In line with normal group policy intellectual property will be amortized over a period of 15 years.

The goodwill arising on the acquisition of $13,658,000 will be amortized over 40 years.

The results of the Diamond Back Group are included in the consolidated financial statements from February 4, 1999. A pro forma consolidated income statement incorporating the results of the Diamond Back Group on the basis that the group was acquired on January 1, 1998 is as follows.

                          THE DERBY CYCLE CORPORATION
             UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per unit and unit data)

                                                                             Three months ended
                                                                          ------------------------
                                                                            MAR 29,       MAR 28,
                                                                              1998          1999
                                                                          -----------  -----------
NET REVENUES ........................................................     $ 135,377    $  142,648
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS..................         2,678        (2,212)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER SHARE........     $   40.00    $   (32.41)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
     OUTSTANDING.....................................................        66,950        68,260
                                                                          ==========   ===========

8.   STOCK OPTION PLAN

The Company has established one stock option plan: The Derby Cycle Corporation 1998 Stock Option Plan.

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

In October 1995, FASB Statement 123 "Accounting for Stock-Based Compensation" was issued. The Company has adopted the disclosure provisions of FASB Statement 123 in 1999, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees" in accounting for options granted under the Stock Option Plans. Had compensation expense for share options granted under these schemes been determined based on fair value at the grant dates in accordance with FASB Statement 123, the Company's net income and earnings per share for the three months ended March 28, 1999 would have been reduced to the diluted amounts shown below:

                                                                 MAR 28, 1999
                                                                 (UN-AUDITED)
                                                                 ------------
APPROXIMATE NET INCOME
    As reported                                                      (1,221)
    Diluted by share options                                         (1,269)
EARNINGS PER SHARE
    As reported                                                      (21.13)
    Diluted by share options                                         (20.03)

The movement in options outstanding during the three months ended March 28, 1999 is summarized in the following table:

                                               NUMBER OF SHARES            WEIGHTED AVERAGE
                                               SUBJECT TO OPTION           EXERCISE PRICE
                                              ----------------------   ---------------------
Outstanding at January 1, 1999                                   0                        $0
Granted during 1999                                          4,875                    $1,000
Outstanding at March 28, 1999                                4,875                    $1,000
Exercisable at March 28, 1999                                    0                    $    0

The weighted average fair value of options granted in the three months ended March 28, 1999 was estimated at $118.39 as at the date of grant using the Black-Scholes stock option pricing model. The following weighted average assumptions were used: dividend yield of 0% per annum, annual standard deviation (volatility) of 0%, risk free interest rate of 4.20% and expected term of 3.0 years.

The exercise price for options outstanding at March 28, 1999 is $1,000 and a remaining contractual life of 9.56 years.

9.    SEGMENTAL INFORMATION: REPORTABLE BUSINESS SEGMENTS

The Company manages its business in seven reportable segments as shown in the following tables. Consolidation adjustments and certain small operating companies and non operating companies are included in "Other companies" The reportable segments are managed separately because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered. A summary of revenues, operating income, and identifiable assets categorized by the business segment is as follows (in thousands):

                                                                                               THREE MONTHS ENDED
                                                                                           -------------------------
                                                                                               MAR 29,       MAR 28,
                                                                                                 1998          1999
                                                                                           (UNAUDITED)   (UNAUDITED)
                                                                                           -----------   -----------
NET REVENUES:
     Raleigh UK..........................................................................  $    15,638   $    13,308
     Gazelle, Holland....................................................................       30,551        34,738
     Derby Germany.......................................................................       40,335        45,246
     Derby USA...........................................................................       11,172        21,302
     Raleigh Canada......................................................................       11,631        11,550
     Sturmey Archer, UK and Holland......................................................        6,924         6,215
     Probike, South Africa...............................................................        4,017         3,801
     Other companies.....................................................................        1,165         2,227
                                                                                           -----------   -----------
         Total net revenues.............................................................   $   121,433    $  138,387
                                                                                           ===========   ===========

OPERATING INCOME:
     Raleigh UK..........................................................................  $    (1,467)   $   (2,304)
     Gazelle, Holland....................................................................        4,846         5,202
     Derby Germany.......................................................................        3,480         2,978
     Derby USA...........................................................................         (415)         (718)
     Raleigh Canada......................................................................          891          1035
     Sturmey Archer, UK and Holland......................................................          439            23
     Probike, South Africa...............................................................          183           228
     Other companies.....................................................................          393          (793)
                                                                                           -----------   -----------
          Total operating income.........................................................  $     8,350    $    5,651
                                                                                           ===========   ===========

                                                        DEC 31,       MAR 28,
                                                         1998          1999
                                                                   [UNAUDITED]
IDENTIFIABLE ASSETS
     Raleigh UK..................................       67,719        69,100
     Gazelle, Holland............................       55,784        62,690
     Derby Germany...............................       91,789       111,221
     Derby USA...................................       36,356        86,021
     Raleigh Canada..............................       13,997        20,613
     Sturmey Archer, UK and Holland..............       25,060        25,167
     Probike, South Africa.......................       11,993         8,898
     Other companies.............................       22,592        31,465
                                                     ----------    ----------
          Total identifiable assets..............      325,290       415,175
                                                     ==========    ==========

10.   RECENT DEVELOPMENTS

On May 7, 1999 the Company announced to its employees that Raleigh UK intends to cease manufacturing steel bicycle frames altogether by the end of 1999 due to increased consumer demand for aluminium frames. Steel frames manufactured by Raleigh UK currently account for approximately 50% of all frames sold by Raleigh UK, with the balance being fabricated from aluminium and imported from Asia.

The Company is currently negotiating the sale of that part of the factory site that will be released, subject to the consent of the members of the Company's syndicated revolving credit facility. The Company intends to use the proceeds from the sale of the site either to pay expenses associated with the restructuring or to pay down the Company's senior credit facility, or a combination thereof.

Other components of the restructuring include the streamlining of Raleigh UK's product development and marketing functions.

The consolidation of Raleigh UK's bicycle operations together with the other restructuring activities will produce greater efficiancies and help re-build the profitability. The nature of these changes requires them to be phased over the balance of 1999, and the precise number and timing of associated lay-offs will not be defined until more detailed work has been completed.

11.  LYON INVESTMENTS B.V. SUMMARIZED FINANCIAL INFORMATION

Lyon Investments B.V. ("Lyon"), a Dutch Company, is a wholly owned subsidiary of the Company which is is a co-issuer of $20,250,000 of the $100,000,000 of 10 percent Senior Notes and all of the DM110,000,000 of 93/8 percent Senior Notes. As co-issuers, Lyon and the Company are joint and severally liable with respect to the Senior Notes. The following summarized financial information sets forth the combined financial position and results of operations of Lyon, together with its subsidiaries, Derby Nederland B.V. and Engelbert Wiener Bike Parts GmbH. Derby Nederland is a holding company owning 100 percent of Gazelle, Sturmey Archer B.V., and Raleigh B.V.

                             LYON INVESTMENTS B.V.

                    SUMMARIZED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                                                               DEC 31,       MAR 28,
                                                                                                  1998          1999
                                                                                                          (UNAUDITED)
                                                                                           -----------   -----------
CASH AND CASH EQUIVALENTS................................................................  $     8,470   $     6,620
ACCOUNTS RECEIVABLE, net.................................................................       15,875        30,561
INVENTORIES..............................................................................       26,433        24,268
LOANS TO INTERNAL GROUP COMPANIES........................................................      137,768       133,165
OTHER CURRENT ASSETS.....................................................................        3,002         3,760
                                                                                           -----------   -----------
     Total current assets................................................................      191,548       198,374
                                                                                           -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, net.......................................................       11,552        10,482
INTANGIBLES..............................................................................        2,715         2,466
PREPAID PENSION ASSET....................................................................       16,920        16,355
                                                                                           -----------   -----------
     Total assets........................................................................  $   222,735   $   227,677
                                                                                           ===========   ===========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


SHORT-TERM BORROWINGS....................................................................  $   149,252   $   149,257
OTHER CURRENT LIABILITIES................................................................       24,015        28,871
                                                                                           -----------   -----------
     Total current liabilities...........................................................      173,267       178,128
10% $100,000,000 SENIOR NOTES............................................................       20,250        20,250
93/8% DM110,000,000 SENIOR NOTES.........................................................       65,870        61,454
OTHER LIABILITIES........................................................................        5,971         5,736
                                                                                           -----------   -----------
     Total liabilities...................................................................      265,358       265,568
SHAREHOLDERS' DEFICIT....................................................................      (42,623)      (37,891)
                                                                                           -----------   -----------
     Total liabilities and shareholders' deficit.........................................  $   222,735    $  227,677
                                                                                           ===========   ===========

                             LYON INVESTMENTS B.V.

          UNAUDITED SUMMARIZED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)

                                                                                               THREE MONTHS ENDED
                                                                                               MAR 29,       MAR 28,
                                                                                                1998          1999
                                                                                             ---------     ---------
NET REVENUES.............................................................................    $  39,098     $  42,823
COST OF SALES............................................................................      (29,974)      (32,020)
                                                                                             ---------     ---------
     Gross profit........................................................................        9,124        10,803
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES............................................       (4,473)       (5,562)
                                                                                             ---------     ---------
     Operating income....................................................................        4,651         5,241
INTEREST EXPENSE.........................................................................         (431)       (4,089)
INTEREST INCOME..........................................................................            7         2,046
OTHER INCOME (EXPENSE) NET...............................................................            2            (8)
                                                                                             ---------     ---------
     Income before income taxes..........................................................        4,229         3,190
PROVISION FOR INCOME TAXES...............................................................       (1,456)       (1,114)
                                                                                             ---------     ---------
     Net income..........................................................................    $   2,773     $   2,076
                                                                                             =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a world-leading designer, manufacturer and marketer of bicycles. The Company holds the leading market share in the United Kingdom, The Netherlands, Canada and Ireland, holds the leading market share in the adult bicycle market in Germany and is also the second largest supplier to independent bicycle dealers ("IBDs") in the United States. Competing primarily in the medium-to premium-priced market, the Company owns or licenses many of the most recognized brand names in the bicycle industry, including leading global brands such as Raleigh, Diamond Back, Nishiki and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The Company designs, manufactures and markets a wide range of bicycles in all major product categories: (i) all-terrain or mountain bicycles ("MTBs"),
(ii) city bicycles, also called touring or upright bicycles, (iii) hybrid bicycles, also called comfort or cross bicycles, (iv) juvenile bicycles, including bicycle motocross ("BMX") bicycles, and (v) race/road bicycles. The Company distributes branded bicycles through extensive local market networks of IBDs as well as through national retailers, and distributes private label bicycles through mass merchandisers and specialty stores.

Through a series of acquisitions and plant expansions, the Company has created a global bicycle business distinguished by its leading market positions, low cost production, extensive distribution network and reputation for high quality. Organized in 1986 for the purpose of acquiring the Raleigh, Gazelle and Sturmey Archer businesses from TI Group plc, the Company expanded into the United States and Germany in 1988. Since then, the Company has acquired additional well-known brands and leveraged its existing manufacturing plants and component sourcing operations to lower unit costs for its acquired businesses.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for $42.8 million in cash.
The Diamond Back Group consisted of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which is engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business. Western States and Bejka had worldwide revenues of approximately $62.9 million and $3.1 million, respectively, in 1998. Diamond Back was essentially a holding company for the Company's intellectual property and did not generate material revenues. The Company financed the acquisition of the Diamond Back Group by issuing $20 million principal amount in subordinated notes (the "Subordinated Notes") to an affiliate of the Government of Singapore and $22.75 million in newly issued Class C common stock to DC Cycle, L.L.C. and Perseus Cycle L.L.C. The Subordinated Notes mature in 2010 and bear interest at an annual rate of 19% compounded daily.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 28, 1999 TO THREE MONTHS ENDED MARCH 29, 1998

All comparisons in the following discussion and analysis are against the corresponding three month period ended March 29, 1998, unless otherwise stated.

UNITS SOLD:                                             THREE MONTHS ENDED,
                                                     -----------------------
THOUSANDS OF BICYCLES                                  MAR 29,       MAR 28,
                                                          1998          1999
                                                     ---------   -----------
Raleigh UK........................................          81            71
Gazelle...........................................          87            92
Derby Germany.....................................         166           177
Derby USA.........................................          41            85
Raleigh Canada....................................         123           131
Probike...........................................          31            32
Other companies and group transactions............          (3)            2
                                                     ---------   -----------
     Total units sold.............................         526           590
                                                     =========   ===========


UNITS SOLD. Units sold increased in all markets, apart from UK, by 74 thousand units, of which Diamond Back accounted for 45 thousand units, and the balance of 29 thousand units represented 6.5% organic growth. Particularly strong growth was seen at Gazelle and Derby Germany in the IBD sector following successful product range launches in the fall. Action has been taken at Raleigh UK to improve the competitiveness of the product line for 1999 and to further incentivise retailers to sell Raleigh. However as the UK market is at a seasonal low point in the first quarter and is generally weak, it is not until the second quarter that the effect of the action taken will be felt. Production at Raleigh Canada was adversely affected by an ice storm in 1998, which led to unusually low sales in the first quarter of 1998 in Canada.


NET REVENUES:                                            THREE MONTHS ENDED,
                                                    -------------------------
$ MILLIONS                                              MAR 29,       MAR 28,
                                                         1998          1999
                                                    -----------   -----------
Raleigh UK.......................................   $      15.6   $      13.3
Gazelle..........................................          30.6          34.7
Derby Germany....................................          40.3          45.2
Derby USA........................................          11.2          21.3
Raleigh Canada...................................          11.6          11.6
Sturmey-Archer...................................           6.9           6.2
Probike..........................................           4.0           3.8
Other companies and group transactions...........           1.2           2.3
                                                    -----------   -----------
     Total net revenues..........................   $     121.4   $     138.4
                                                    ===========   ===========

NET REVENUES. Net revenues increased by $17.0 million to $138.4 million for the first quarter of 1999 in-line with the increase in units sold. $7.1 million of the increase in bicycle sales, a $2.2 million increase in the sales of parts and accessories and $0.9 million sales of fitness equipment were generated by Diamond Back. Sturmey-Archer's revenues dropped by $0.5 million in the engineering components business following the loss of one major customer during the first quarter of 1998 and other business since New business is being actively sought to come on stream in the third quarter.

GROSS PROFIT. Gross profit for the first quarter increased by $1.8 million, but on increased revenue dollars, this represented a 1.8 percentage point margin decrease. Gross margins at Raleigh UK dropped from 17.9% to 9.8%, accounting for a 0.8 percentage point decrease in gross margin of the Company. The thin margins at Raleigh UK arose due to a combination of weak product mix and weak distribution channel mix, lower cost recovery on the low production volumes and discounting on the sale of obsolete models.

Following the adoption of FAS 133, the Company reports changes in the mark-to-market value of its foreign currency forward cover contracts and currency options in Other Comprehensive Income in 1999. This differs from the first quarter of 1998 when a $0.8 million favorable change in the mark-to-market value of foreign currency forward cover contracts was included in Cost of Sales, which improved year ago margins by 0.7 percentage points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the first quarter, expenses of $27.3 million increased by $2.5 million following the acquisition of Diamond Back, $0.8 million in termination costs arising from the rationalization of the Raleigh Germany, Holland, Belgium and Ireland operations, together with $1.2 million increased costs of continuing businesses, most of which arose in Germany following the increase in activity there. Management of the Raleigh distribution operations in Germany, Holland and Belgium, previously run on a stand-alone basis, has been combined with the Gazelle and Derby Germany operations, although the results are still included in Other Companies in this discussion for ease of comparison. The Raleigh Ireland warehouse has been closed, leaving only a sales force in Ireland. These rationalization steps are projected to reduce on-going expenses by $1.8 million in the current year.

OPERATING INCOME:                                                                             THREE MONTHS ENDED,
                                                                                           -------------------------
$ MILLIONS                                                                                     MAR 29,       MAR 28,
                                                                                                  1998          1999
                                                                                           -----------   -----------
Raleigh UK...............................................................................  $      (1.5)  $      (2.3)
Gazelle..................................................................................          4.8           5.2
Derby Germany............................................................................          3.5           3.0
Derby USA................................................................................         (0.4)         (0.7)
Raleigh Canada...........................................................................          0.9           1.0
Sturmey-Archer...........................................................................          0.4           0.0
Probike..................................................................................          0.2           0.2
Other companies and group transactions...................................................          0.5          (0.7)
                                                                                           -----------   -----------
     Total operating income..............................................................  $       8.4   $       5.7
                                                                                           ===========   ===========

OPERATING INCOME. Operating income of $5.7 million for the first quarter decreased by $2.7 million due to the lower gross margin and higher selling general and administrative expenses. Diamond Back broke even in the quarter, which diluted the operating margin.

INTEREST EXPENSE. Interest expense increased by $4.7 million for the quarter to $6.5 million due to the increased debt and higher interest rate margin following the Recapitalization and the acquisition of Diamond Back.

PROVISION FOR INCOME TAXES. Although the company made a loss before income taxes, there is still a tax charge of $0.4 million in the quarter as some of the losses cannot be relieved against the income earned in different countries.

NET INCOME. Net income decreased by $5.8 million in the quarter. The decrease was primarily the result of the $4.7 million increase in interest expense, and higher selling, general and administrative expenses, as discussed above.

EBITDA:                                                                                       THREE MONTHS ENDED,
                                                                                           -------------------------
$ MILLIONS                                                                                     MAR 29,       MAR 28,
                                                                                                  1998          1999
                                                                                           -----------   -----------
Raleigh UK................................................................................ $      (1.0)  $      (1.9)
Gazelle...................................................................................         4.8           5.5
Derby Germany.............................................................................         4.7           4.0
Derby USA.................................................................................        (0.3)         (0.5)
Raleigh Canada............................................................................         1.3           1.4
Sturmey-Archer............................................................................         0.4           0.0
Probike...................................................................................         0.2           0.3
Other companies and group transactions....................................................         0.1          (1.3)
                                                                                           -----------   -----------
     Total EBITDA......................................................................... $      10.2   $       7.5
                                                                                           ===========   ===========

EBITDA. EBITDA of $7.5 million for the quarter decreased by $2.7 million due to changes in operating income explained above.

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

Net cash flows used in operating activities decreased $7.0 million to a $43.8 million outflow for the first quarter of 1999 from $50.8 million used in 1998. This improvement was due to a $9.4 million smaller increase in inventories, offset by a $2.7 million decrease in operating income, while increased activity levels led to larger increases in receivables and accounts payable of $9.8 million and $7.8 million respectively. The smaller increase in inventories arose due to the higher inventory levels at the beginning of the quarter: closing inventories were higher than a year ago by $2.9 million at Derby Germany due to the growth of that operation, while the Diamond Back acquisition added $19.3 million. The change in interest payment date on the Company's Senior notes from January 30/July 30, to May 15/November 15, resulted in an increase in other current liabilities as at March 28, 1999 compared with a year ago.

The net cash flows used in operating activities of $50.8 million and $43.8 million in the first quarter of 1998 and 1999 respectively were financed, in the main, by drawings under revolving credit facilities of

$45.5 million and $31.1 million, and decrease in cash balances of $7.3 million and $10.6 million respectively.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for $42.8 million. The Company financed the acquisition of the Diamond Back Group by issuing $20.0 million in Subordinated Notes and $22.75 million in Class C common stock.

The actuarial valuation of the UK pension schemes carried out as at April 1998 showed that the schemes were in surplus based on UK funding criteria and employer's contributions ceased from mid-year 1998. The Dutch pension scheme has been in surplus and no employer's contributions have been made for a number of years. As a result, the Company's contributions to its defined benefit pension plans were less than $0.1 million in the quarter, compared with $0.6 million in the first quarter of 1998. The Company adopted Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS No. 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over 15 years. Net periodic pension income was $1.2 million and $1.3 million in the first quarters of 1998 and 1999 respectively. Net periodic pension income includes amortization of the transition asset into income of $0.6 million in the first quarters of both 1998 and 1999.

The Company's capital expenditures were $1.4 million and $1.0 million in the first quarters of 1998 and 1999 respectively, being (i) on-going cost reduction projects, (ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation.

The Company is primarily financed by equity purchased by Thayer, Perseus and DFS as part of the Recapitalization and the Retained Equity of, in aggregate, $108 million and debt in the form of Senior Notes and bank facilities. The Company incurred significant indebtedness in connection with the Recapitalization. As of March 28, 1999, the Company had $273.4 million of combined indebtedness, including $161.5 of Senior Notes, $20.0 million of Subordinated Notes, $90.0 million of borrowings under the Revolving Credit Agreement and $1.9 million of borrowings under the South African credit facility. The Senior Notes are issued under Indentures which contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

The Company uses derivative financial instruments including currency swaps, interest rate swaps, interest rate caps, forward foreign exchange contracts, and currency options. The Company enters into currency and interest rate swaps such that the notional principal amount is equal to the principal amount of the underlying debt. The swaps achieve the effect of synthetically converting the original United States dollar denominated debt into several other foreign currencies and converting the interest rate on the debt from United States dollar rates to those applicable for that currency. The Company enters into forward foreign exchange contracts and options to minimize the impact of currency movements, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies. Interest rate caps have been purchased to limit the blended interest rate paid on the revolving credit facility to under 8% over the next 2 1/4 years. Currency basket options have been purchased to substantially maintain the value of foreign operating profits upon conversion into US dollars, in order to protect the ability to service the US senior notes from the effect of changes in foreign exchange rates.

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

The Company generally introduces its new bicycle model ranges annually in the fall of each year, at a similar time to most of its competitors. Product specifications, component costs and selling prices are kept as stable as possible during the model year to satisfy the requirements of mass-merchandisers and facilitate orderly marketing of branded products amongst IBDs. The Company takes out foreign currency forward exchange contracts or options in the fall to hedge most of its foreign currency trading transaction exposure for the upcoming season. These foreign currency forward exchange contracts and options have been designated as hedges as defined in SFAS133 and the mark-to-market value of $1.1 million at December 31, 1998 was therefore included in accumulated other comprehensive income. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $4.1 million for 1998. Each year the Company changes the specification of its products to endeavor to optimize its competitive position and margins. Most of the Company's competitors purchase comparable components from similar sources to the Company and are believed not to hedge beyond the current season. To stay competitive the Company does not generally hedge its transaction exposure beyond the end of the season. Management believes the likelihood of obtaining a competitive advantage would not justify the cost of hedging beyond the end of the season. Sales and purchases in currencies other than the functional currencies in which the Company operates were $31.6 million and $106.9 million respectively in 1998, treating the currencies within the European Exchange Rate Mechanism as one.

The foreign currency element of the Company's debt under the Senior Notes and revolving credit facility has, since September 1998, generally been arranged to align with the denomination of the book value of net assets. By doing this, the Company reduces the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions are: (1) $37 million of net assets denominated in Pounds Sterling arising from the Company's relatively large presence in UK, (2) $37 million of foreign pension assets in UK and The Netherlands, and, (3) $5 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations. Up to the Recapitalization on May 14, 1998, the Company was organized under DICSA who prepared consolidated financial statements in Pounds Sterling.

The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income can be converted to yield sufficient U.S. Dollars to service 67% of the interest on the $100 million 10% Senior Notes through May 2001, currency options were purchased in 1998. These currency options are for $6.7 million per year, selling Df6 million, (GB pound)2 million and C$1.2 million. At December 31, 1998 the mark-to-market value of these currency options was $0.1 million. As the purchaser of options has no obligations to exercise them, any weakening of the value of the U.S. Dollar can do no more than reduce the fair value of these currency options to zero.

Up to May 14, 1998 interest and currency swaps were held which achieved the effect of synthetically converting the original U.S. Dollar denominated Series A and Series C Senior Notes into foreign currency debt of those countries where the Company had operations. This converted the interest on the debt from U.S. Dollars to those foreign currencies in which trading income was generated. Derby USA generated sufficient trading income to service the 7.66% Series B Senior Note, withstanding certain one time items.

INTEREST RATE RISK

The weighted average interest rates on the Senior Notes was 6.9% in 1998 through May 13, 1998 and 10.3% effective May 14, 1998, after taking into account the effect of any swaps and including amortization of deferred financing costs. The other major element of the Company's interest expense was on the revolving credit facilities. These were at floating rates of 1% above the London Interbank Offered Rate through May 13, 1998 and 2% thereafter. This produced a weighted average interest rate on the revolving credit facilities of 6.6% in 1998, after taking into account the effect of any swaps and including amortization of deferred financing costs. A hypothetical one percentage point shift in floating interest rates would have a $0.7 million approximate impact on annual interest expense. As interest rates on the revolving credit facilities have been capped at 7.9% effective August 1998 through July 2001, increases in floating interest rates above that level would only have limited impact on expense.

COMMODITY PRICE RISK

The business of the Company does not carry a significant direct exposure to the prices of commodities.

UNSECURED STATUS OF SENIOR NOTES AND ASSET ENCUMBRANCE

The Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Agreement, which is secured and guaranteed by the obligors thereunder through a first priority fully protected security interest in all the assets, properties and undertakings of the Company and each other obligor thereunder where available and cost effective to do so, and to the extent permissible by local laws. The Company has indebtedness available under the Revolving Credit Agreement of DM214.0 million ($119.6 million). As of March 28, 1999, the Company had indebtedness outstanding under the Revolving Credit Agreement of approximately $90.1 million. Borrowings under the South African Credit Facility are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, if an event of default were to occur under the Revolving Credit Agreement or the South African Credit Facility, the lenders thereunder would have the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Notes, notwithstanding the existence of an event of default with respect to the Notes. In such event, the assets constituting such collateral would first be used to repay in full all amounts outstanding under the Revolving Credit Agreement or the South African Credit Facility, as applicable, resulting in all or a portion of the assets of the Issuers being unavailable to satisfy the claims of holders of the Notes and other unsecured indebtedness of the Issuers. The Company may also incur other types of secured indebtedness under the Indentures, including up to $20 million in indebtedness of any type, indebtedness of an acquired company where the Company would have been able to incur $1.00 of additional indebtedness under its Consolidated Coverage Ratio, indebtedness in respect of performance bonds, bankers' acceptances, letters of credit, and the like, purchase money indebtedness and capitalized lease obligations in an aggregate amount not exceeding $10 million, indebtedness incurred by foreign subsidiaries not exceeding $5 million, and indebtedness incurred by a securitization entity.

RESTRICTIVE LOAN COVENANTS

The Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of shares in any subsidiary, dispose of assets, incur additional indebtedness, engage in mergers and acquisitions, exercise certain options, make investments, incur guaranty obligations, make loans, make capital distributions, enter into joint ventures, repay the Notes, make loans or pay any dividend or distribution to the Issuers for any reason other than (among other things) to pay interest (but not principal or Additional Amounts) owing in respect of the Notes, incur liens and encumbrances and permit the amount of receivables and inventory to exceed specified thresholds. The Company was in compliance with the covenants under the Revolving Credit Agreement as at March 28, 1999 and continues to remain in compliance.

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

INFORMATION TECHNOLOGY--YEAR 2000

The Company is in the process of implementing a plan designed to ensure that all application software used in connection with the Company's management information systems, including internally developed systems, software purchased from outside vendors and embedded chips at the Company's manufacturing facilities, will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Due to the fact that existing software often defines each year with two digits rather than four digits, the Company's computers that have date-sensitive software may recognize a date using "00" as occurring in the year 1900 rather than the year 2000, which would result in such abnormalities and inaccuracies and lead to disruptions of the Company's operations, including a temporary inability to process customer orders, send invoices or engage in other normal business activities. Many of the Company's existing computer systems will need to be retired, replaced or remediated prior to the year 2000. Retirement, replacement and remediation may require that, over the next few years, a substantial portion of the Company's management information systems spending be allocated to such activities. The Company is currently in the process of replacing and upgrading the computer systems of its United States and Canadian operations. The Company spent a total of approximately $2.3 million in 1998 and expects to spend $1.1 million in 1999 to achieve "Year 2000 compliance" for all of its operations. At March, 1999 all the compliance plans of the Company's operations were more than 75% completed. The Company plans to complete all Year 2000 compliance efforts by the third quarter of 1999. The costs and timing of such efforts, however, are based upon management's best estimates, which are derived using assumptions relating to, among other things, the availability of certain resources, the timing of actions taken by third parties and other factors. Additional expenditures beyond the Company's projections may be necessary. In the event that the Company materially underestimates the amount of funds or the time necessary to resolve identified problems or that any information systems relied upon by the Company for critical functions are not substantially Year 2000 compliant in a timely manner, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS

The Company incurred substantial indebtedness in connection with the Recapitalization and acquisition of Diamond Back and has a highly leveraged capital structure. As of March 28, 1999, the Company had combined total indebtedness of $273.4 million (including all indebtedness and guarantees of indebtedness under the Revolving Credit Agreement and indebtedness under the South African Credit Facility, but excluding, in each case, unused commitments thereunder), preferred stock of $45.4 million, stock rights of $23.3 million and the shareholders' deficit was $47.8 million. The Company's ability to make scheduled interest payments and repayment of principal is dependent upon its future operating performance, which, in turn, is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond the Company's control. Although the Company believes that, based on current operations, it will have sufficient cash flow from operations to service its obligations with respect to its indebtedness, there can be no assurance that the Company will be able to meet such obligations. In the event that the Company is unable to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness, the Company may be required to take certain actions, including delaying or reducing capital expenditures, attempting to restructure or refinance its indebtedness, selling material assets or operations or seeking additional equity. There can be no assurance that the Company will be able to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness or that any of such actions could be effected or would be effective to allow the Company to service such obligations.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

Upon the appointment, on January 11, 1999 of Gary Matthews as Chief Executive Officer the company issued 1,500 shares of Class A common stock for a total of $1,500,000.

On February 4, 1999, in connection with the acquisition of the Diamond Back Group, the Company issued 22,750 shares of Class C common stock for a total amount of $22,750,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

a) Exhibits: None

b) Reports on Form 8-K filed for three months ended March 28, 1999: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Washington, USA on May , 1999.

SIGNATURE                                                        CAPACITY                   DATE
                                                                 President, Chief
                                                                 Executive Officer
/s/ Gary Matthews                                                and Director
_________________________________                                (principal                 May  11, 1999
GARY S MATTHEWS                                                  executive officer)


                                                                 Chief Financial
                                                                 Officer (principal
/s/ Simon J. Goddard                                             financial and
_________________________________                                accounting officer)        May 11, 1999
SIMON J. GODDARD


/s/ Frederic V. Malek                                            Chairman of the
_________________________________                                Board and Director         May 11, 1999
FREDERIC V. MALEK

/s/ Alan Finden-Crofts
_________________________________                                Director                   May 11, 1999
ALAN FINDEN-CROFTS

/s/ A. Edward Gottesman
_________________________________                                Director                   May 11, 1999
 A. EDWARD GOTTESMAN

Frank H. Pearl
_________________________________                                Director                   May 11, 1999
FRANK H. PEARL

Carl J. Rickersten
_________________________________                                Director                   May 11, 1999
CARL J. RICKERTSEN

/s/ Thomas H. Thomsen
_________________________________                                Director                   May 11, 1999
THOMAS H. THOMSEN

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Simon J. Goddard, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of Lyon Investments B.V.), the Quarterly Report on form 10-Q filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement and power of attorney have been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                                       CAPACITY                  DATE

/s/ K. Dantuma
_________________________________                               Managing Director         May 11, 1999
K. DANTUMA

/s/ S. J. Goddard
_________________________________                               Managing Director         May 11, 1999
S. J. GODDARD

/s/ F. E. Agar
_________________________________                               Managing Director         May 11, 1999
F. E. AGAR

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Washington, USA on May 11, 1999.

Lyon Investments B.V.


    /s/ Simon J. Goddard
By: ______________________________

Name: Simon J. Goddard

Title: Managing Director