Form 10-Q
period 1999-06-27
DERBY CYCLE CORP
filed 1999-08-11
CIK 1067447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 27, 1999
                                      OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                            SECURITIES ACT OF 1934
             For Transition Period from  __________ to __________
                      Commission File Number 0001067447
                          THE DERBY CYCLE CORPORATION
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      31-1038896
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)
                                Daniel S. Lynch
                          The Derby Cycle Corporation
                     300 First Stamford Place (5th Floor)
                       Stamford, Connecticut 06902-6765
         (Address of principal executive offices, including zip code)
                           Telephone:(203) 961 1666
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes (X)No .


The number of shares outstanding of each class of common stock, as of June 27, 1999 were:

            Class A             $0.01 par value                      46,920

            Class C             $0.01 par value                      23,430

                          THE DERBY CYCLE CORPORATION

                     JUNE 1999 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                                       PAGE

                                    PART I
                                    ------
ITEM 1.  FINANCIAL STATEMENTS.......................................................     1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................................    18

                                    PART II
                                    -------
ITEM 1.  LEGAL PROCEEDINGS..........................................................    30

ITEM 2.  CHANGES IN SECURITIES......................................................    31

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K...........................................    32

                                    PART I
                                    ------


ITEM 1. FINANCIAL STATEMENTS



                                                                                                Page
                                                                                                ----

Consolidated Balance Sheets as of December 31, 1998 and June 27, 1999 (unaudited).............    2

Unaudited Consolidated Statements of Income for the quarter and six months ended June 28,
1998 and June 27, 1999........................................................................    3

Unaudited Consolidated Statement of Shareholders' (Deficit) for the six months ended June
27, 1999......................................................................................    4

Unaudited Consolidated Statements of Cash Flows for the six months ended June 28, 1998
and June 27, 1999.............................................................................    5

Notes to the Consolidated Financial Statements................................................    7

                          The Derby Cycle Corporation
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                          Assets                                            Dec 31,         Jun 27,
                                                                                               1998           1999
                                                                                                         unaudited
                                                                                         ----------     -----------
Current assets:
  Cash and cash equivalents...........................................................   $   17,453     $     9,452
  Receivables, net....................................................................       66,801         102,813
  Inventories.........................................................................      105,264          94,053
  Other current assets................................................................        9,586           9,152
                                                                                         ----------     -----------
     Total current assets.............................................................      199,104         215,470
                                                                                         ----------     -----------
Property, plant, and equipment, net...................................................       49,514          43,621
Intangibles, net......................................................................       20,600          38,103
Other assets..........................................................................            -           3,013
Prepaid pension assets................................................................       56,072          54,483
                                                                                         ----------     -----------
     Total assets.....................................................................   $  325,290     $   354,690
                                                                                         ----------     -----------

                        Liabilities and Shareholders' (Deficit)

Current liabilities:
  Accounts payable....................................................................   $   34,394     $    39,854
  Accrued liabilities.................................................................       20,161          29,640
  Income taxes payable................................................................        8,452           4,584
  Short-term borrowings...............................................................       60,831          42,988
  Other current liabilities...........................................................        2,103           3,590
                                                                                         ----------     -----------
     Total current liabilities........................................................      125,941         120,656
                                                                                         ----------     -----------
Other liabilities:
  Long-term debt......................................................................      165,870         178,512
  Excess of assets acquired over cost of acquisitions.................................       11,120          10,536
  Deferred income taxes...............................................................       18,896          14,912
  Other liabilities...................................................................        4,224           8,993
                                                                                         ----------     -----------
     Total liabilities................................................................      326,051         333,609
                                                                                         ----------     -----------
Minority interest.....................................................................          627             644
Commitments and contingencies:
Preferred stock with redemption rights, $0.01 par value, 25,000 shares authorized, issued, and outstanding of Series A and 3,000 shares authorized, issued, and
  outstanding of Series B.............................................................       45,432          46,496
Stock rights..........................................................................       23,300          23,300
Shareholders' equity(deficit):
  Class A common stock, $0.01 par value, 200,000 shares authorized, 44,200 and 46,920 shares issued and outstanding as of December 31, 1998 and June 27, 1999
   respectively.......................................................................            1               1
  Class B common stock, $0.01 par value, 15,000 shares authorized, no shares issued
   and outstanding as of December 31, 1998 and June 27, 1999..........................            -               -
  Class C common stock, $0.01 par value, 30,000 shares authorized, 23,430 issued and
   outstanding as of June 27, 1999....................................................            -               -
  Additional paid-in capital..........................................................       22,499          48,649
  Accumulated deficit.................................................................      (87,346)        (90,990)
  Accumulated other comprehensive income..............................................       (5,274)         (7,019)
                                                                                         ----------     -----------
     Total shareholders' (deficit)....................................................      (70,120)        (49,359)
                                                                                         ----------     -----------
     Total liabilities and shareholders' (deficit)....................................   $  325,290     $   354,690
                                                                                         ==========     ===========

                          The Derby Cycle Corporation
                  Unaudited Consolidated Statements of Income
             (Dollars in thousands, except per unit and unit data)

                                                                     Quarter ended                Six months ended
                                                               ------------------------       ------------------------
                                                                 Jun 28,        Jun 27,         Jun 28,        Jun 27,
                                                                    1998           1999            1998           1999
                                                               ---------      ---------       ---------      ---------
Net revenues................................................   $ 150,846      $ 165,131       $ 272,284      $ 303,518
Cost of sales...............................................    (111,977)      (123,966)       (202,289)      (229,386)
                                                               ---------      ---------       ---------      ---------
     Gross profit...........................................      38,869         41,165          69,995         74,132
Selling, general, and administrative expenses...............     (25,175)       (29,042)        (47,959)       (55,363)
  Recapitalization costs....................................      (5,671)             -          (5,671)             -
  Restructuring charge......................................           -         (7,468)              -         (8,461)
                                                               ---------      ---------       ---------      ---------
     Operating income.......................................       8,023          4,655          16,365         10,308
Other income (expense):
  Interest expense..........................................      (4,088)        (6,721)         (5,906)       (13,238)
  Interest income...........................................         498            158             582            244
  Other expense, net........................................        (913)             -          (1,051)             -
                                                               ---------      ---------       ---------      ---------
     Income before income taxes, minority interest and
      extraordinary item....................................       3,520         (1,908)          9,990         (2,686)
Provision for income taxes..................................      (2,293)           564          (4,172)           130
Minority interest...........................................         (16)           (15)            (16)           (24)
                                                               ---------      ---------       ---------      ---------
     Income (loss) before extraordinary item................       1,211         (1,359)          5,802         (2,580)
Extraordinary item - loss on early extinguishment of debt
  (net of tax)..............................................        (348)             -            (348)             -
                                                               ---------      ---------       ---------      ---------
     Net income (loss)......................................         863         (1,359)          5,454         (2,580)
Dividends on preferred stock................................        (961)        (1,064)           (961)        (1,064)
                                                               ---------      ---------       ---------      ---------
     Net income (loss) applicable to common stockholders....   $     (98)     $  (2,423)      $   4,493      $  (3,644)
                                                               =========      =========       =========      =========
Net income (loss) applicable to common stockholders
  per share.................................................   $   (2.99)     $  (34.65)      $  164.24      $  (56.37)
                                                               =========      =========       =========      =========
Extraordinary item applicable to common stockholders
  per share.................................................   $  (10.60)     $       -       $  (12.72)     $       -
                                                               =========      =========       =========      =========
Weighted average number of shares of common stock
  outstanding...............................................      32,826         69,931          27,356         64,641
                                                               =========      =========       =========      =========

                          The Derby Cycle Corporation
          Unaudited Consolidated Statement of Shareholders' (Deficit)
                            (Dollars in thousands)

                                                                                                    Accumulated
                                                                 Additional                               Other
                                        Common       Capital        Paid-In      Accumulated      Comprehensive
                                         Stock     Investment       Capital          Deficit             Income       Total
                                        ------     ----------    ----------      -----------      -------------    --------
January 1, 1999..................       $    1     $        -    $   22,499      $   (87,346)     $     (5,274)    $(70,120)
Comprehensive income-
  Net income.....................            -              -             -           (3,644)                -       (3,644)
  Net gain on derivative
   instruments...................            -              -             -                -               307          307
  Translation adjustments........            -              -             -                -            (2,052)      (2,052)
                                        ------     ----------    ----------      -----------      ------------     --------
Total comprehensive income.......            -              -             -           (3,644)           (1,745)      (5,389)
  Issue of common stock..........            -              -        26,150                -                 -       26,150
                                        ------     ----------    ----------      -----------      ------------     --------
June 27, 1999....................       $    1     $        -    $   48,649      $   (90,990)     $     (7,019)    $(49,359)
                                        ======     ==========    ==========      ===========      ============     ========

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                              Six months ended
                                                                                            --------------------
                                                                                             Jun 28,     Jun 27,
                                                                                                1998        1999
                                                                                            --------    --------
Cash flows from operating activities:
  Net income (loss)...................................................................       $  5,454     $ (2,580)
  Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation.....................................................................          4,992        4,921
     Amortization.....................................................................           (247)         955
     Extraordinary loss on early extinguishment of debt...............................            348            -
     Minority interest................................................................             16           24
     Loss on swaps....................................................................          1,051            -
     Net periodic pension income......................................................         (2,467)      (2,616)
     Recapitalization costs...........................................................          5,671            -
  Net changes in operating assets and liabilities, net of acquisitions-
     (Increase) decrease in receivables...............................................        (29,301)     (28,087)
     (Increase) decrease in inventories...............................................           (298)      22,775
     (Increase) decrease in other current assets......................................            762        1,176
     Increase (decrease) in accounts payable..........................................         (8,471)       1,037
     Increase (decrease) in accrued liabilities.......................................          5,617        9,816
     Increase (decrease) in income taxes payable......................................          2,586       (3,513)
     Increase (decrease) in other current liabilities.................................            991        1,549
     Increase  (decrease) in deferred income taxes....................................            681       (2,882)
     Increase (decrease) in other liabilities.........................................           (300)       6,170
                                                                                              -------     --------
        Net cash (used in) provided by operating activities...........................        (12,915)       8,745
                                                                                              -------     --------
Cash flows from investing activities:
  Purchases of property, plant, and equipment.........................................         (3,514)      (2,297)
  Proceeds of property, plant, & equipment dispositions...............................            448           89
  Cash paid for acquisitions, net of cash acquired....................................              -      (43,445)
  Purchase of minority interest.......................................................         (1,933)        (246)
                                                                                              -------     --------
        Net cash used in investing activities.........................................       $ (4,999)    $(45,899)
                                                                                              -------     --------

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                Six months ended
                                                                                           --------------------------
                                                                                           Jun 28,            Jun 27,
                                                                                              1998               1999
                                                                                           -------           --------
Cash flows from financing activities:
  Proceeds from stock issue...........................................................      $  63,000        $ 26,150
  Redemption of shares in subsidiaries................................................       (146,159)              -
  Repayment of Series A, B and C Senior Notes, net....................................        (53,334)              -
  Proceeds from Senior Note issue.....................................................        161,867               -
  Proceeds from Subordinated Note issue...............................................              -          20,000
  Short term borrowings, net, prior to Recapitalization...............................         45,894               -
  Repayment of short term borrowings at Recapitalization..............................        (82,721)              -
  Proceeds from short term borrowings at Recapitalization.............................         84,914               -
  Short term borrowings, net, post Recapitalization...................................        (17,759)        (17,840)
  Repayment of term loan..............................................................         (9,057)              -
  Deferred financing costs............................................................        (11,359)           (273)
  Recapitalization costs..............................................................         (5,671)              -
  Contributions made to pension plans.................................................         (1,238)            (41)
  Net contribution by DICSA...........................................................          1,600               -
   Secured promissory note issue and amount due on issue of common stock..............              -          (3,013)
                                                                                            ---------        --------
         Net cash provided by financing activities....................................         29,977          24,983
                                                                                            ---------        --------
Effect of exchange rate changes.......................................................           (964)          4,170
                                                                                            ---------        --------
Net increase (decrease) in cash and cash equivalents..................................         11,099          (8,001)
Cash and cash equivalents, beginning of period........................................         15,426          17,453
                                                                                            ---------        --------
Cash and cash equivalents, end of period..............................................      $  26,525        $  9,452
                                                                                            =========        ========
Supplemental cash flow information:
  Interest paid.......................................................................      $   3,876        $ 10,496
  Income taxes paid...................................................................      $     905        $  6,265
                                                                                            =========        ========

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements

1.   Nature of the Business and Basis of Presentations

The consolidated financial statements for the quarter and six months ended June 28, 1998 and June 27, 1999 together with the balance sheet as of June 27, 1999 included herein have not been audited by independent public accountants, but in the opinion of The Derby Cycle Corporation (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 27, 1999 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the quarter and six months ended June 27, 1999 are not necessarily indicative of the operating results for the full fiscal year.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

The combined financial statements have been prepared to reflect the financial position and results of operations of the bicycle and bicycle component businesses of Derby International Corporation S.A. ("DICSA"), a Luxembourg holding company through May 14, 1998. Up to that date DICSA owned shares, either directly or indirectly, in a number of bicycle and bicycle component companies worldwide that predominantly operate as stand-alone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, collectively referred to as the "The Derby Bicycle Group", have significant operations in The Netherlands ("Gazelle"), the United Kingdom ("Raleigh UK" and "Sturmey
Archer"), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the United States (the "Derby USA" division of the Company). The Derby Bicycle Group owns or licenses many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Diamond Back, Nishiki (for USA only) and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany.

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement (the "Recapitalization") so that each of its bicycle and bicycle component companies are owned directly or indirectly by The Derby Cycle Corporation, a Delaware corporation with operations in the United States. The accompanying consolidated financial statements have been prepared to reflect the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through June 27, 1999. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

References to the "Company" throughout this document mean The Derby Bicycle Group through May 14, 1998 and The Derby Cycle Corporation and its subsidiaries from May 14, 1998 through June 27, 1999.

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

Inventories consist of the following (in thousands):

                                                                         Dec 31,        Jun 27,
                                                                            1998           1999
                                                                                      unaudited
                                                                        --------      ---------
Finished products...................................................    $ 48,498      $  60,062
Work in process.....................................................       9,686          7,706
Raw materials.......................................................      47,080         26,285
                                                                        --------      ---------
  Total inventories.................................................    $105,264      $  94,053
                                                                        ========      =========

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

3.   Derivative Financial Instruments

Adoption of SFAS 133
The Company elected to adopt SFAS 133 as of October 1, 1998.

For the six months ended June 28, 1998 income and expense related to the marking-to-market of the Company's derivative instruments are included in the statement of income: a profit of $558,000 on the marking-to-market of the forward foreign exchange contracts is shown within cost of sales; a loss of $1,051,000 on the marking-to-market of the swaps is shown as other (expense). For the six months ended June 27, 1999 income and expense related to the marking-to-market of derivative instruments subsequent to the adoption of SFAS 133 are included in accumulated other comprehensive income: a net gain of $223,000 on the marking-to-market of the forward foreign exchange contracts, the expiration of one of the currency options and a gain of $84,000 on the marking-to-market of the remaining currency options and interest rate cap. The net gain of $1,376,000 in accumulated other comprehensive income at June 27, 1999 will be released to income in the years 1999 to 2001 as the related sales, purchases or interest expense occurs.

4.   Short-Term Borrowings

The Company has indebtedness available under a seven year revolving credit agreement (the "Revolving Credit Agreement") of DM214.0 million ($113.8 million).

The Company was not in compliance with certain of its financial covenants as of June 27, 1999 under the Revolving Credit Agreement. These covenants include a minimum level of adjusted EBITDA, a minimum interest coverage and a maximum amount of loans out. The impact of the restructuring charge and the underlying results of the UK businesses reduced adjusted EBITDA, while the issue of secured promissory notes to partially finance the issue of shares to executives of the Company increased loans out. The lenders under the Revolving Credit Agreement granted the Company a waiver on July 27, 1999 effective to August 27, 1999 with respect to the Company's non compliance of these covenants. The Company is currently in discussion with the members of the syndicated revolving credit facility in order to reset the levels of the financial covenants in the Revolving Credit Agreement on a going forward basis.

5.   Long term debt

On February 4, 1999 the Company issued $20 million principal amount in a subordinated note (the "Subordinated Note") to Vencap Holding (1992) PTE Ltd. which matures in 2010 and bears interest at 19% compounded daily. As of December 31, 1998, and June 27, 1999, long-term debt consists of the following (in thousands):

                                                                        Dec 31,        Jun 27,
                                                                          1998            1999
                                                                                     unaudited
                                                                       --------      ---------
10% $100,000,000 Senior Notes......................................    $100,000      $ 100,000
9 3/8% DM110,000,000 Senior Notes..................................      65,870         58,512
19% $20,000,000 Subordinated Note..................................           -         20,000
                                                                       --------      ---------
  Long-term debt...................................................    $165,870      $ 178,512
                                                                       ========      =========

Management believes that there was no material difference between the fair value and book value of the 10 percent $100,000,000 and the 9 3/8 percent DM110,000,000 Senior Notes as of December 31, 1998 or both the Senior and Subordinated Notes as of June 27, 1999.

6.   Contingencies

International Operations; Dependence on Foreign Suppliers and Sales

A significant portion of the Company's operations are conducted in foreign countries and are subject to the risks that are inherent in operating abroad, including, without limitation, the risks associated with foreign governmental regulation, foreign taxes, import duties and trade restrictions. The Company's business is highly dependent upon products manufactured by foreign suppliers located primarily in Taiwan, Japan and the People's Republic of China. A substantial majority of the Company's multi-speed bicycles contain components supplied on a purchase order basis by one Japanese manufacturer. The Company's business is also subject to the risks generally associated with doing business abroad, such as delays in shipment and foreign governmental regulations which could have a material adverse effect on the results of operations and financial condition of the Company. In addition, several of the Company's manufacturing operations are unionized.

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

Pursuant to a Management Stock Purchase Agreement dated October 20, 1998, Gary Matthews purchased 1,500 shares of the Company's common stock for $1,000 per share. Gary Matthews paid for such shares with a secured promissory note, shown within other assets in the balance sheet, that is non-recourse except for 20 percent of the principal amount and all of the accrued interest. Upon the termination of Gary Matthews' employment with the Company, the Company has the right or is required to repurchase, depending on the reason for such termination, such common stock.

On February 4, 1999 the Company issued 18,950 shares of Class C common stock to DC Cycle L.L.C., a wholly owned subsidiary of Thayer Equity Investors III, L.P. ("Thayer") and 3,800 shares of Class C common stock to Perseus Cycle L.L.C., a wholly owned subsidiary of Perseus Capital, L.L.C. ("Perseus") for the acquisition of Diamond Back

On April 1, 1999 and June 1, 1999 the Company issued Class A and Class C common shares to executives of the Company for $1,000 per share as follows :

                                                         Number of Shares
                                                         ----------------
                                                      Class A        Class C
                                                      -------        -------
April 1, 1999.......................................    1,120            280
June 1, 1999........................................      400            100
                                                      -------        -------
                                                        1,520            380
                                                      =======        =======

The issue of shares to executives of the Company was partly financed by the issue of secured promissory notes, shown within other assets in the balance sheet. $125,000 was due on issue at June 27, 1999 and has since been received.

Following the issue of stock in connection with the Diamond Back acquisition, the employment of Gary Matthews and the management stock plan, the stock in the Company (at issue price plus accrued dividends) is held by the following shareholders and their affiliates (in thousands except number data) :

                                                                                Derby
                                                 Thayer                     Internat-
                                    Number      Capital        Perseus          ional
                                       of      Partners        Capital        Corpor-      Manage-
                                   Shares        L.L.C.         L.L.C.      ation S.A         ment      Total
                                   ------      --------        -------      ---------      -------     -------
Preferred stock
 Series A.....................     25,000      $ 37,500        $     -      $       -      $     -     $37,500
 Accrued dividend $200 per
  share pa....................                    5,665              -              -            -       5,665
 Series B.....................      3,000             -              -          3,000            -       3,000
 Accrued dividend 9.75% pa....          -             -              -            331            -         331
                                               --------        -------      ---------      -------     -------
                                               $ 43,165        $     -      $   3,331      $     -     $46,496
                                               ========        =======      =========      =======     =======

Stock rights
 Class A common...............      8,300             -              -          8,300            -       8,300
 Class B common...............     15,000             -              -         15,000            -      15,000
                                               --------        -------      ---------      -------     -------
                                               $      -        $     -      $  23,300      $     -     $23,300
                                               ========        =======      =========      =======     =======

Paid in capital
 Class A common...............     25,220        12,500         10,000              -        2,720      25,220
 Class C common...............     23,430        18,950          3,800              -          680      23,430
                                               --------        -------      ---------      -------     -------
                                               $ 31,450        $13,800      $       -      $ 3,400     $48,650
                                               ========        =======      =========      =======     =======

Retained equity
                                               --------        -------      ---------      -------     -------
 Class A common...............     21,700      $      -        $     -      $  21,700      $     -     $21,700
                                               ========        =======      =========      =======     =======

7.   Acquisitions

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for $43,445,000 in cash. The Diamond Back Group consists of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which is engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business. Western States and Bejka had worldwide revenues of approximately $62.9 million and $3.1 million, respectively, in 1998. Diamond Back was essentially a holding company for the company's intellectual property and did not generate material revenues. The Company financed the acquisition of the Diamond Back Group by issuing a $20,000,000 Subordinated Note and $22,750,000 in Class C common stock.

The acquisition was accounted for under the purchase method with the purchase price allocated as follows (in thousands):

Accounts receivable...............................................  $    12,173
Inventories.......................................................       19,086
Other current assets..............................................          773
Property, plant, and equipment....................................          613
Intangibles.......................................................        4,750
Goodwill..........................................................       14,361
Liabilities assumed...............................................       (8,311)
     Purchase price...............................................  -----------
                                                                    $    43,445
                                                                    ===========

The intangibles acquired comprise the intellectual property rights formerly owned by the Diamond Back Group including the Diamond Back and Avenir trademarks. In line with normal group policy intellectual property will be amortized over a period of 15 years.

The goodwill arising on the acquisition of $14,361,000 will be amortized over 40 years.

The results of the Diamond Back Group are included in the consolidated financial statements from February 4, 1999. A pro forma consolidated income statement incorporating the results of the Diamondback Group on the basis that the group was acquired on January 1, 1998 is as follows.

                          The Derby Cycle Corporation
             Unaudited Pro Forma Consolidated Statements of Income (Dollars in thousands, except per unit and unit data)

                                                                              Quarter ended            Six months ended
                                                                        ------------------------    -----------------------
                                                                           Jun 28,       Jun 27,      Jun 28,       Jun 27,
                                                                              1998          1999         1998          1999
                                                                        ----------    ----------    ---------    ----------
Net revenues ........................................................   $  169,459    $  165,131    $ 304,836    $  307,779
Net income (loss) applicable to common stockholders..................         (745)       (2,423)       1,921        (4,635)

Net income (loss) applicable to common stockholders per share........   $   (13.54)   $   (34.65)   $   38.34    $   (67.06)
                                                                        ==========    ==========    =========    ==========
Weighted average number of shares of common stock outstanding........       55,036        69,931       50,106        69,115
                                                                        ==========    ==========    =========    ==========

8.    Stock option plan

The Company has established one stock option plan: The Derby Cycle Corporation 1998 Stock Option Plan.

On October 21, 1998, the Board of Directors of the Company adopted The Derby Cycle Corporation 1998 Stock Option Plan (the "Stock Plan"), which authorizes grants of stock options (including options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code). The Stock Plan authorizes the Company's Board of Directors to grant options at any time in such quantity, at such price, on such terms and subject to such conditions as established by the board. The Company issued stock options to purchase 1,625 shares of the Company's Class A common stock for $1,000 per share which vest over three years, and performance-based stock options to purchase 3,250 shares of Class A common stock for $1,000 per share to Gary Matthews.

On April 1, 1999 and June 1, 1999 the Company issued stock options to purchase a total of 4,240 shares of Class A common stock and 1,060 shares of Class B common stock to executives of the Company. 3,800 of these options vest over four years while the remaining 1,500 options are performance based.

In October 1995, SFAS 123 "Accounting for Stock-Based Compensation" was issued. The Company has adopted the disclosure provisions of SFAS 123 in 1999, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees" in accounting for options granted under the Stock Option Plans. Had compensation expense for share options granted under these schemes been determined based on fair value at the grant dates in accordance with SFAS 123, the Company's net income and earnings per share for the quarter and six months ended June 27, 1999 would have been reduced to the pro-forma amounts shown below:

                                                                                              Quarter    Six months
                                                                                                ended         ended
                                                                                         Jun 27, 1999  Jun 27, 1999
                                                                                           un-audited    un-audited
                                                                                         ------------  ------------
Approximate net income  ($ thousands)
    As reported........................................................................        (2,423)       (3,644)
    Diluted by share options...........................................................        (2,558)       (3,827)
Earnings per share  ($)
    As reported........................................................................        (34.65)       (56.37)
    Diluted by share options...........................................................        (32.71)       (53.94)

The movement in options outstanding during the six months ended June 27, 1999 is summarized in the following table:

                                                                                            Number of      Weighted
                                                                                               shares       average
                                                                                           subject to      exercise
                                                                                               option         price
                                                                                           ----------     ---------
    Outstanding at January 1, 1999.....................................................             0      $      0
    Granted during 1999................................................................        10,175      $  1,000
    Outstanding at June 27, 1999.......................................................        10,175      $  1,000
    Exercisable at June 27, 1999.......................................................             0      $      0

The weighted average fair value of options granted in the quarter ended June 27, 1999 and the quarter ended March 28, 1999 was estimated at $198.01 and $118.39 as at the date of grant using the Black-Scholes stock option pricing model. The following weighted average assumptions were used: dividend yield of 0% per annum, annual standard deviation (volatility) of 0% per annum, risk free interest rate of 5.52% and expected term of 4.0 and 3.0 years respectively.

The exercise price for options outstanding at June 27, 1999 is $1,000 and a remaining contractual life of 9.59 years.

9.   Segmental Information: Reportable business segments

The Company manages its business in seven reportable segments as shown in the following tables. Consolidation adjustments, certain small operating companies, non operating companies and the headquarters are included in "Other companies". The reportable segments are managed separately because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered. A summary of revenues, operating income, and identifiable assets categorized by the business segment is as follows (in thousands):

                                                                      Quarter ended             Six months ended
                                                                ------------------------     ----------------------
                                                                   Jun 28,       Jun 27,       Jun 28,      Jun 27,
                                                                      1998          1999          1998         1999
                                                                       un-           un-           un-          un-
                                                                   audited       audited       audited      audited
                                                                 ---------     ---------     ---------    ---------
Net revenues:
     Raleigh UK..............................................    $  24,125     $  21,278     $  39,763    $  34,586
     Gazelle, The Netherlands................................       35,897        39,725        66,448       74,463
     Derby Germany...........................................       44,582        49,979        84,917       95,225
     Derby USA...............................................       21,355        37,736        32,527       59,038
     Raleigh Canada..........................................       12,978         6,536        24,609       18,086
     Sturmey Archer, UK and The Netherlands..................        7,131         5,552        14,055       11,767
     Probike, South Africa...................................        3,537         3,133         7,554        6,934
     Other companies.........................................        1,241         1,192         2,411        3,419
                                                                 ---------     ---------     ---------    ---------
          Total net revenues.................................    $ 150,846     $ 165,131     $ 272,284    $ 303,518
                                                                 =========     =========     =========    =========

Operating income:
     Raleigh UK..............................................    $   2,713     $     365     $   1,246    $  (1,939)
     Gazelle, The Netherlands................................        5,544         6,082        10,390       11,284
     Derby Germany...........................................        2,947         3,692         6,427        6,670
     Derby USA...............................................          297         1,442          (118)         724
     Raleigh Canada..........................................        1,379           677         2,270        1,712
     Sturmey Archer, UK and The Netherlands..................          289           302           728          502
     Probike, South Africa...................................           63            15           246          243
     Other companies.........................................          462            (4)          847         (427)
                                                                 ---------     ---------     ---------    ---------
          Underlying  operating income.......................    $  13,694     $  12,571     $  22,036    $  18,769
               Recapitalization costs........................       (5,671)            -        (5,671)           -
               Restructuring charge..........................            -        (7,914)            -       (8,461)
                                                                 ---------     ---------     ---------    ---------
          Total operating income.............................    $   8,023     $   4,657     $  16,365    $  10,308
                                                                 =========     =========     =========    =========

                                                                                               Dec 31,       Jun 27,
                                                                                                  1998          1999
                                                                                                           unaudited
                                                                                            ----------     ---------
Identifiable assets
     Raleigh UK..........................................................................   $   67,719     $  67,771
     Gazelle, The Netherlands............................................................       55,784        47,728
     Derby Germany.......................................................................       91,789        86,903
     Derby USA...........................................................................       36,356        79,137
     Raleigh Canada......................................................................       13,997        13,913
     Sturmey Archer, UK and The Netherlands..............................................       25,060        24,936
     Probike, South Africa...............................................................       11,993         6,993
     Other companies.....................................................................       22,592        27,309
                                                                                            ----------     ---------
          Total identifiable assets......................................................   $  325,290     $ 354,690
                                                                                            ==========     =========

10.  Recent developments

Raleigh UK intends to cease manufacturing steel bicycle frames altogether by the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by Raleigh UK currently account for approximately 50% of all frames sold by Raleigh UK, with the balance being fabricated from aluminum and imported from Asia.

The Company is currently negotiating the sale of that part of the factory site that will be released. The Company intends to use the proceeds from the sale of the site either to pay expenses associated with the restructuring or to pay down the Company's revolving credit facility, or a combination thereof.

Other components of the restructuring include the streamlining of Raleigh UK's product development and marketing functions.

The consolidation of Raleigh UK's bicycle operations together with the other restructuring activities will produce greater efficiencies and help re-build the profitability. The nature of these changes requires them to be phased over the balance of 1999, and the precise number and timing of associated lay-offs will not be defined until more detailed work has been completed.

In July 1999 the Company restructured its corporate management and established its headquarters in Stamford, CT to organize the finance and marketing functions of the Company. This is the first step to running the Company on a global basis which will enable the Company to obtain the scale benefits of being the largest player in the international bicycle business.

11.   Lyon Investments B.V. Summarized Financial Information

Lyon Investments B.V. ("Lyon"), a Dutch company, is a wholly owned subsidiary of the Company which is a co-issuer of $20,250,000 of the $100,000,000 of 10 percent Senior Notes and all of the DM110,000,000 of 93/8 percent Senior Notes. As co-issuers, Lyon and the Company are joint and severally liable with respect to the Senior Notes. The following summarized financial information sets forth the combined financial position and results of operations of Lyon, together with its subsidiaries, Derby Nederland B.V. and Engelbert Wiener Bike Parts GmbH. Derby Nederland B.V. is a holding company owning 100 percent of Koniklijke Gazelle B.V., Sturmey-Archer Europa B.V. and Raleigh B.V.

                               Lyon Investments B.V.
                       Summarized Consolidated Balance Sheets
                              (Dollars in thousands)

                                                                                              Dec 31,         Jun 27,
                                                                                                 1998            1999
                                                   Assets                                                  un-audited
                                                                                           ------------  ------------
Current assets:
     Cash and cash equivalents...........................................................  $      8,470  $      6,526
     Receivables, net....................................................................        15,875        19,639
     Inventories.........................................................................        26,433        16,864
     Loans to internal group companies...................................................       137,768       121,623
     Other current assets................................................................         3,002         3,861
          Total current assets...........................................................  ------------  ------------
                                                                                                191,548       168,513
Property, plant and equipment, net.......................................................  ------------  ------------
                                                                                                 11,552         9,697
Intangibles, net.........................................................................         2,715         2,284
Prepaid pension asset....................................................................        16,920        16,115
                                                                                           ------------  ------------
          Total assets...................................................................  $    222,735  $    196,609
                                                                                           ============  ============

                           Liabilities and Shareholder's (Deficit)

Current liabilities:
     Loans from internal group companies.................................................  $    105,273  $     88,410
     Short-term borrowings...............................................................        43,979        33,076
     Other current liabilities...........................................................        24,015        24,078
          Total current liabilities......................................................  ------------  ------------
                                                                                                173,267       145,564
                                                                                           ------------  ------------
Other liabilities:
     10% $100,000,000 Senior Notes.......................................................        20,250        20,250
     93/8% DM110,000,000 Senior Notes....................................................        65,870        58,512
     Other liabilities...................................................................         5,971         5,640
                                                                                           ------------  ------------
          Total liabilities..............................................................       265,358       229,966
                                                                                           ------------  ------------
Shareholder's (deficit)..................................................................       (42,623)      (33,357)
                                                                                           ------------  ------------
          Total liabilities and shareholder's (deficit)..................................  $    222,735  $    196,609
                                                                                           ============  ============

                             Lyon Investments B.V.
            Unaudited Summarized Consolidated Statements of Income
                            (Dollars in thousands)

                                                                 Quarter  ended             Six months ended
                                                            ------------------------   -------------------------
                                                                Jun 28,      Jun 27,        Jun 28,      Jun 27,
                                                                   1999         1998          1999          1998
                                                            -----------  -----------   -----------   -----------
Net revenues..............................................  $    42,905  $    48,421   $    82,003   $    91,244
Cost of sales.............................................      (31,217)     (35,745)      (61,191)      (67,765)
                                                            -----------  -----------   -----------   -----------
          Gross profit....................................       11,688       12,676        20,812        23,479

Selling, general, and administrative expenses.............       (4,650)      (6,080)       (9,121)      (11,530)
Restructuring charge......................................            -         (129)            -          (249)
                                                            -----------  -----------   -----------   -----------
          Operating income................................        7,038        6,467        11,691        11,700

Other income (expense)
     Interest expense.....................................       (2,611)      (3,764)       (3,042)       (7,853)
     Interest income......................................          270        1,779           277         3,825
     Other income (expense) net..........................             -            -             -             -
                                                            -----------  -----------   -----------   -----------
          Income before income taxes......................        4,697        4,482         8,926         7,672

Provision for income taxes................................       (1,590)      (1,519)       (3,046)       (2,633)
                                                            -----------  -----------   -----------   -----------
          Net income......................................  $     3,107  $     2,963   $     5,880   $     5,039
                                                            ===========  ===========   ===========   ===========

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

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for approximately $43.4 million in cash. The Diamond Back Group consisted of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which is engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business. Western States and Bejka had worldwide revenues of approximately $62.9 million and $3.1 million, respectively, in 1998. Diamond Back was essentially a holding company for the company's intellectual property and did not generate material revenues. The Company financed the acquisition of the Diamond Back Group by issuing $20 million principal amount in a Subordinated Note to Vencap Holding
(1992) PTE Ltd. and $22.75 million in Class C common stock to DC Cycle, L.L.C. and Perseus Cycle L.L.C. The Subordinated Note matures in 2010 and bears interest at an annual rate of 19% compounded daily.

Since 1990, the Company has invested in labor-saving flexible production machinery and restructured the workforces at its manufacturing locations. From 1992 to 1993, taking advantage of substantial incentives from the German government, the Company built a factory in Rostock, in the former German Democratic Republic.

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

In 1998, 55% of the Company's net revenues were denominated in currencies within the European Monetary System, 18% were denominated in pounds sterling, 15% were denominated in US dollars and 12% were denominated in other currencies. The Company reduces its currency exposure by maintaining operations in the major markets in which it sells its products. The Company further mitigates foreign exchange risk by purchasing currency options and entering into forward purchase contracts. The acquisition of the Diamond Back Group increases the proportion of the Company's net revenues denominated in US dollars to approximately 25%.


Results of Operations

All comparisons in the following discussion and analysis are against the corresponding quarter and six month periods ended June 28, 1998, unless otherwise stated.

Units sold:                                                        Quarter ended              Six months ended
                                                             ------------------------    ------------------------
Thousands of bicycles                                           Jun 28,       Jun 27,       Jun 28,       Jun 27,
                                                                   1998          1999          1998          1999
                                                             ----------    ----------    ----------    ----------
Raleigh UK.................................................         132           125           213           195
Gazelle....................................................          99           108           186           200
Derby Germany..............................................         187           200           353           378
Derby USA..................................................          86           161           127           246
Raleigh Canada.............................................         144            74           267           205
Probike....................................................          25            26            56            59
Other companies and group transactions.....................           6             4             3             5
                                                             ----------    ----------    ----------    ----------
     Total units sold......................................         679           698         1,205         1,288
                                                             ==========    ==========    ==========    ==========

Units sold. Units sold increased by 19 thousand units and 83 thousand units for the quarter and six months ended June 1999. Diamond Back sales were 81 thousand units and 126 thousand units in the quarter and six months ended June 1999. Raleigh Canada's private label sales fell by 63 thousand units and 54 thousand units in the quarter and six months ended June 1999 as mass merchants started the year over-stocked and have experienced weak bicycle retail sales. Particularly strong growth was seen at Gazelle and Derby Germany in the IBD sector following successful product range launches in the fall leading to an increase in sales volumes of approximately 7%. Sales at Raleigh UK fell by approximately 5% and action has been taken to improve the competitiveness of the product line for 1999 and to further incentivize retailers to sell Raleigh, which has arrested the decline.

Net revenues:                                                    Quarter ended              Six months ended
                                                             ------------------------    ------------------------
$ millions                                                      Jun 28,       Jun 27,       Jun 28,       Jun 27,
                                                                   1998          1999          1998          1998
                                                             ----------    ----------    ----------    ----------
Raleigh UK.................................................  $     24.1    $     21.3    $     39.8    $     34.6
Gazelle....................................................        35.9          39.7          66.4          74.5
Derby Germany..............................................        44.6          50.0          84.9          95.2
Derby USA..................................................        21.4          37.7          32.5          59.0
Raleigh Canada.............................................        13.0           6.5          24.6          18.1
Sturmey Archer.............................................         7.1           5.6          14.1          11.8
Probike....................................................         3.5           3.1           7.6           6.9
Other companies and group transactions.....................         1.2           1.2           2.4           3.4
                                                             ----------    ----------    ----------    ----------
     Total net revenues....................................  $    150.8    $    165.1    $    272.3    $    303.5
                                                             ==========    ==========    ==========    ==========

Net Revenues. Net revenues increased by $14.3 million and $31.2 million to $165.1 million and $303.5 million for the quarter and six months ended June 1999 in line with the increase in units sold and a 4-5% increase in average price achieved through growth in the high value Dutch and German markets accompanied by a reduction in the low value Canadian market. $20.4 million of the increase in bicycle sales, a $6.5 million increase in the sales of parts and accessories and $1.8 million sales of fitness equipment in the six months ended June 1999 were generated by Diamond Back. Sturmey Archer's revenues for the six months ended June 1999 dropped by $1.2 million in the engineering components business following the loss of one major customer during the first quarter of 1998 and other business since. New business is being negotiated to come on stream in the fourth quarter. Sturmey Archer's sales of bicycle hubs dropped by $0.7 million in the six months ended June 1999 as competition increased in the European hub market and the re-designed seven-speed hub was not introduced in time for the introduction of 1999 bicycle models at the autumn 1998 trade shows.

Gross Profit. Gross profit for the quarter and six months ended June 1999 increased by $2.3 million, and $4.1 million but on increased revenue dollars, this represented a margin decrease of 0.9 and 1.3 percentage points to 24.9% and 24.4% for those periods. Gross margins at Raleigh UK dropped in the first quarter from 17.9% to 9.8%, and in the second quarter from 29.0% to 18.4% compared with a year ago, accounting for a 1.1 percentage point decrease in gross margin of the Company for the six months ended June 1999. The thin margins at Raleigh UK arose due to a combination of weak product mix, weak distribution channel mix, and lower cost recovery on the low production volumes, together with aggressive discounting on the sale of obsolete models in the first quarter.

Following the adoption of SFAS 133, the Company reports changes in the mark-to-market value of its foreign currency forward cover contracts and currency options in other comprehensive income in 1999. This differs from 1998 when $0.3 million adverse and $0.6 million favorable changes in the mark-to-market value of foreign currency forward cover contracts for the quarter and six months ended June 1998 were included in cost of sales, which impacted year ago margins by 0.2 percentage points adversely in the quarter, and 0.2 percentage points favorably in the six months ended June 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.9 million and $7.4 million to $29.0 million and $55.4 million for the quarter and six months ended June 1999. Expenses at Diamond Back of $4.5 million and $7.0 million for the quarter and six months ended June 1999 accounted for nearly all of the increase.

Restructuring Charge. In order to reduce product costs and selling, general and administrative expenses and maximize the synergy benefits from the Diamond Back acquisition, the Company has started restructuring its businesses in UK and the Raleigh distribution operations in Germany, The Netherlands, Belgium and Ireland, as well as reviewing the logistics of Raleigh and Diamond Back distribution in USA and establishing its new headquarters, estimated to cost $10 million in aggregate.

Raleigh UK intends to cease manufacturing steel bicycle frames altogether by the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by the company currently account for approximately 50% of all frames sold by the company, with the balance being fabricated from aluminum and imported from Asia. The company has granted an option to a property developer for the sale of the factory site that will be released. The company intends to use the proceeds from the sale of the site either to pay expenses associated with the restructuring or to pay down the Company's revolving credit facility, or a combination thereof. Other components of the restructuring at Raleigh UK include streamlining the company's product development and marketing functions.

Management of the Raleigh distribution operations in Germany, The Netherlands and Belgium, previously run on a stand-alone basis, has been combined with the Gazelle and Derby Germany operations, although the results are still included in Other Companies in this discussion for ease of comparison. The Raleigh Ireland warehouse has been closed, leaving only a sales force in Ireland.

In July 1999 the Company restructured its corporate management and established its headquarters in Stamford, CT to organize the finance and marketing functions of the Company on a global basis.

These restructuring steps are projected to reduce on-going product costs and selling expenses by $2 million in the current year and by $5 million in 2000. Further restructuring costs of some $1.5 million are planned for the second half of 1999, but had not been committed as at June 27, 1999 and consequently have not been provided for in these financial statements.

Operating income:                                                     Quarter ended                  Six months ended
                                                                ---------------------------     ---------------------------
$ millions                                                          Jun 28,        Jun 27,           Jun 28,      Jun 27,
                                                                     1998           1999              1998         1999
                                                                ------------     ----------     -------------    ----------
Raleigh UK.................................................     $       2.7      $      0.4      $      1.2      $   (1.9)
Gazelle....................................................             5.5             6.1            10.4          11.3
Derby Germany..............................................             2.9             3.7             6.4           6.7
Derby USA..................................................             0.3             1.4            (0.1)          0.7
Raleigh Canada.............................................             1.4             0.7             2.3           1.7
Sturmey Archer.............................................             0.3             0.3             0.7           0.5
Probike....................................................             0.1               -             0.3           0.2
Other companies and group transactions.....................             0.5               -             0.9          (0.4)
                                                                ------------     ----------     -------------    ----------
     Underlying  operating income..........................     $      13.7      $     12.6      $     22.1      $   18.8
          Recapitalization costs...........................            (5.7)              -            (5.7)            -
          Restructuring charge.............................               -            (7.9)              -          (8.5)
                                                                ------------     ----------     -------------    ----------
     Total operating income................................     $       8.0      $      4.7     $      16.4      $   10.3
                                                                ============     ==========     =============    ==========

Operating Income. Underlying operating income of $12.6 million and $18.8 million for the first quarter and six months ended June 1999 decreased by $1.1 million and $3.3 million due to the lower gross margin and higher selling, general and administrative expenses. Diamond Back made a loss of $0.2 million in the quarter, which diluted the operating margin.

Interest expense:                                                      Quarter ended                  Six months ended
                                                                ---------------------------     ---------------------------
$ millions                                                          Jun 28,        Jun 27,           Jun 28,      Jun 27,
                                                                     1998           1999              1998         1999
                                                                ------------     ----------     -------------    ----------
Senior Notes...............................................     $     2.5        $    3.9        $     3.4        $    7.8
Subordinated Note..........................................             -             1.0                -             1.7
Revolving Credit Facility..................................           0.7             1.1              1.2             2.3
Other interest.............................................           0.7             0.2              0.9             0.5
Amortization of deferred financing costs...................           0.2             0.5              0.4             0.9
                                                                ------------     ----------     -------------    ----------
                                                                $     4.1         $   6.7         $    5.9         $  13.2
                                                                ============     ==========     =============    ==========

Interest expense. Interest expense increased by $2.6 million and $7.3 million to $6.7 million and $13.2 million for the quarter and six months ended June 1999 due to the increased debt and higher interest rate margin following the Recapitalization and the acquisition of Diamond Back. Interest on the Subordinated Note is paid-in-kind by way of the issue of further subordinated notes.

Provision for income taxes:                                            Quarter ended                  Six months ended
                                                                ---------------------------     ---------------------------
$ millions                                                          Jun 28,        Jun 27,           Jun 28,      Jun 27,
                                                                     1998           1999              1998         1999
                                                                ------------     ----------     -------------    ----------
Current taxes..............................................     $      2.2        $    1.4       $    3.5        $    2.8
Deferred taxes.............................................            0.1            (2.0)           0.7            (2.9)
                                                                ------------     ----------     -------------    ----------
                                                                $      2.3        $   (0.6)      $    4.2        $   (0.1)
                                                                ============     ==========     =============    ==========

Provision for Income Taxes. Most of the reduction in income arose in jurisdictions where the Company is in a tax loss position, principally the UK, and so reduced the liability to deferred taxes. Only a portion of the reduction in income arose in The Netherlands, where most of the Company's tax liability arises, which created savings in the provision for current taxes of $0.8 million and $0.7 million in the quarter and six months ended June 1999.

Net Income. Net income decreased by $2.2 million and $8.0 million to give losses of $1.4 million and S2.6 million in the quarter and six months ended June 1999. The decrease was primarily the result of the increase in interest expense, and the restructuring charge as discussed above, offset by the recapitalization costs of $5.7 million in 1998.

EBITDA:                                                              Quarter ended                 Six months ended
                                                              ----------------------------       ---------------------
$ millions                                                       Jun 28,         Jun 27,          Jun 28,     Jun 27,
                                                                   1998            1999             1998        1999
                                                              -----------      -----------       ---------   ---------
Raleigh UK.................................................   $      3.1       $      0.7        $    2.1    $   (1.2)
Gazelle....................................................          5.5              6.4            10.3        11.9
Derby Germany..............................................          3.9              4.7             8.6         8.7
Derby USA..................................................          0.9              1.7             0.6         1.2
Raleigh Canada.............................................          1.8              1.0             3.1         2.4
Sturmey Archer.............................................          0.3              0.3             0.7         0.5
Probike....................................................          0.1                -             0.3         0.3
Other companies and group transactions.....................         (0.3)            (0.3)           (0.2)       (1.3)
                                                              -----------       -----------      ---------   ---------
     Total EBITDA..........................................   $      15.3       $    14.5        $   25.5    $   22.5
                                                              ===========       ===========      =========   =========

EBITDA. EBITDA of $14.5 million and $22.5 million for the quarter and six months ended June 1999 decreased by $0.8 million and $3.0 million due to changes in underlying operating income explained above.

EBITDA is calculated as follows:

                                                                        Quarter ended              Six months ended
                                                                  -----------------------      -----------------------
EBITDA                                                                Jun 28,    Jun 27,         Jun 28,      Jun 27,
$ millions                                                              1998      1999             1998         1999
                                                                  -----------   ---------      ---------     ---------
Underlying operating income................................       $    13.7     $   12.6       $   22.1      $   18.8
Depreciation...............................................             2.4          2.4            5.0           4.9
Amortization
    Intangibles............................................               -          0.2            0.1           0.3
    Investment grants......................................            (0.1)        (0.1)          (0.2)         (0.3)
    Pension transition asset...............................            (0.6)        (0.6)          (1.3)         (1.2)
    Positive goodwill......................................               -          0.1              -           0.2
    Negative goodwill......................................            (0.1)        (0.1)          (0.2)         (0.2)
                                                                  -----------   ---------      ---------     ---------
                                                                  $    15.3     $   14.5       $   25.5      $   22.5
                                                                  ===========   =========      =========     =========


Liquidity and capital resources

Demand for bicycles in the Company's principal markets is seasonal, characterized in most cases by a majority of consumer sales in the spring and summer months. The exceptions to this are in the United Kingdom, South Africa and Ireland, where consumer sales are typically higher in the last four months of the calendar year due to increased sales of juvenile bicycles in the months preceding Christmas: accordingly, dealers' peak purchasing months in those countries are October and November when they build inventory in anticipation of Christmas sales of juvenile bicycles. Excluding this holiday seasonality, the Company's working capital requirements are greatest during February, March and April (the Company's "Peak Season") as receivable levels increase. The Company offers extended credit terms on sales during the months prior to the Peak Season, although the Company encourages early payments through trade discounts.

Finished goods inventory remains relatively constant throughout the fiscal year and the level of raw materials increases and decreases normally only to accommodate production needs. Work in process represents, on average, eight days' production. Inventory levels reach a minimum at the end of the Peak Season.

Net cash flows used in operating activities increased $21.6 million to a $8.7 million inflow for the first half of 1999 from $12.9 million used in 1998. This improvement was principally due to a $22.8 million reduction in inventories and $13.7 million higher increase in accounts payable and accrued liabilities, offset by $12.0 million higher interest and tax payments. The payment period for accounts payable has extended by 11 days compared with year ago leading to an increase in accounts payable of $1.0 million in the first half compared with a decrease of $8.5 million in the first half of 1998. Following a change in the fiscal year end in The Netherlands in 1997, payment of tax due for 1997 and 1998 of $3.8 million was deferred until 1999. This, together with estimated tax payments relating to 1999 of $1.5 million, was paid in the first half of 1999, resulting in an increase in taxes paid to $6.3 million in the first half of this year compared with $0.9 million year ago. Interest of $10.5 million was paid in the first half of 1999 compared with $3.9 million year ago due to the increased principal amount of Senior Notes and higher coupon. The net cash flow provided by operating activities of $8.7 million in the first half of 1999 was used to repay drawings under the revolving credit facility which decreased by $17.8 million as a result of this and the application of cash balances of $8.0 million.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for $43.4 million. The Company financed the acquisition of the Diamond Back Group by issuing a $20.0 million Subordinated Note and $22.75 million in Class C common stock.

The actuarial valuation of the UK pension schemes carried out as at April 1998 showed that the schemes were in surplus based on UK funding criteria and employer's contributions ceased from mid-year 1998. The Dutch pension scheme has been in surplus and no employer's contributions have been made for a number of years. As a result, the Company's contributions to its defined benefit pension plans were less than $0.1 million in the six months ended June 1999, compared with $1.2 million in the six months ended June 1998. The Company adopted SFAS 87, "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over 15 years. Net periodic pension income was $2.5 million and $2.6 million in the first half of 1998 and 1999 respectively. Net periodic pension income includes amortization of the transition asset into income of $1.3 million and $1.2 million in the first half of both 1998 and 1999.

The Company's capital expenditures were $3.5 million and $2.3 million in the first half of 1998 and 1999, being (i) on-going cost reduction projects, (ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation.

The Company is primarily financed by equity purchased by Thayer, Perseus DFS and management as part of the Recapitalization and subsequently, plus the Retained Equity of, in aggregate, $134.2 million and debt in the form of Senior Notes and the revolving credit facility. The Company incurred significant indebtedness in connection with the Recapitalization. As of June 27, 1999, the Company had $221.5 million of combined indebtedness, comprising $158.5 of Senior Notes, a $20.0 million Subordinated Note, $42.7 million of borrowings under the revolving credit facility and $0.3 million of borrowings under the South African credit facility. The Senior Notes are issued under Indentures which contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

The Company uses derivative financial instruments including currency swaps, interest rate swaps, interest rate caps, forward foreign exchange contracts, and currency options. The Company enters into currency and interest rate swaps such that the notional principal amount is equal to the principal amount of the underlying debt. The swaps achieve the effect of synthetically converting the original United States dollar denominated debt into several other foreign currencies and converting the interest rate on the debt from United States dollar rates to those applicable for that currency. The Company enters into forward foreign exchange contracts and options to minimize the impact of currency movements, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies. Interest rate caps have been purchased to limit the blended interest rate paid on the revolving credit facility to under 8% over the next 2 years. Currency basket options have been purchased to substantially maintain the value of foreign operating profits upon conversion into US dollars, in order to protect the ability to service the US senior notes from the effect of changes in foreign exchange rates.

A Revolving Credit Agreement provides for a seven-year DM214 million secured senior revolving credit facility to be made available to the Company's operating companies. Borrowings under this revolving credit facility are available subject to a borrowing base determined as a percentage of eligible assets. The Company's borrowings peak in February/March/April each year. The Company believes that it has adequate headroom on its funding requirements for the next year.


Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, the Company enters into a variety of foreign currency and interest rate contracts and options.

Foreign Currency Exchange Rate Risk
The Company has foreign currency exposures related to buying and selling in currencies other than the functional currencies in which it operates. The Company's net trading position is long in the Euro, Canadian Dollar and South African Rand, arising from its revenues in those currencies, and short of the New Taiwan Dollar, Japanese Yen and US Dollar as a result of components purchased in those currencies. The Company has a natural currency hedge against Pounds Sterling arising from its position as both an importer and exporter in UK. Sturmey Archer also has a competitive exposure to the currencies of Japan and Germany in which its two main competitors manufacture.

The Company generally introduces its new bicycle model ranges annually in the fall of each year, at a similar time to most of its competitors. Product specifications, component costs and selling prices are kept as stable as possible during the model year to satisfy the requirements of mass-merchandisers and facilitate orderly marketing of branded products amongst IBDs. The Company takes out foreign currency forward exchange contracts or options in the fall to hedge most of its foreign currency trading transaction exposure for the upcoming season. These foreign currency forward exchange contracts and options have been designated as hedges as defined in SFAS 133 and the mark-to-market value of $1.1 million at December 31, 1998 was therefore included in accumulated other comprehensive income. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $4.1 million for 1998. Each year the Company changes the specification of its products to endeavor to optimize its competitive position and margins. Most of the Company's competitors purchase comparable components from similar sources to the Company and are believed not to hedge beyond the current season. To stay competitive the Company does not generally hedge its transaction exposure beyond the end of the season. Management believes the likelihood of obtaining a competitive advantage would not justify the cost of hedging beyond the end of the season.

Sales and purchases in currencies other than the functional currencies in which the Company operates were $31.6 million and $106.9 million respectively in 1998, treating the currencies within the European Exchange Rate Mechanism as one.

The foreign currency element of the Company's debt under the Senior Notes and the revolving credit facility has, since September 1998, generally been arranged to align with the denomination of the book value of net assets. By doing this, the Company reduces the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions are: (1) $38 million of net assets denominated in Pounds Sterling arising from the Company's relatively large presence in UK, (2) $38 million of foreign pension assets in UK and The Netherlands, and, (3) $5 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations, based on the balance sheet as at December 31, 1998. The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income can be converted to yield sufficient US Dollars to service 67% of the interest on the $100 million 10% Senior Notes through May 2001, currency options were purchased in 1998. These currency options are for $6.7 million per year, selling Df6 million, GBP2 million and C$1.2 million. At December 31, 1998 the mark-to-market value of these currency options was $0.1 million. As the purchaser of options has no obligations to exercise them, any weakening of the value of the US Dollar can do no more than reduce the fair value of these currency options to zero.

Up to May 14, 1998, interest and currency swaps were held which achieved the effect of synthetically converting the original US Dollar denominated Series A and Series C Senior Notes into foreign currency debt of those countries where the Company had operations. This converted the interest on the debt from US Dollars to those foreign currencies in which trading income was generated. Derby USA generated sufficient trading income to service the 7.66% Series B Senior Note, withstanding certain one time items.

Interest Rate Risk
The weighted average interest rate on the Senior Notes was 6.9% in 1998 through May 13, 1998 and 10.3% effective May 14, 1998, after taking into account the effect of any swaps and including amortization of deferred financing costs. The other major element of the Company's interest expense was on the revolving credit facilities. These were at floating rates of 1% above the London Interbank Offered Rate through May 13, 1998 and 2% thereafter. This produced weighted average interest rates on the revolving credit facilities of 6.6% in 1998, after taking into account the effect of any swaps and including amortization of deferred financing costs. A hypothetical one percentage point shift in floating interest rates would have a $0.7 million approximate impact on annual interest expense. As interest rates on the revolving credit facility have been capped at 7.9% effective August 1998 through July 2001, increases in floating interest rates above that level would only have limited impact on expense.

Commodity Price Risk
The business of the Company does not carry a significant direct exposure to the prices of commodities.

Unsecured status of Senior Notes and asset encumbrance
The Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Agreement, which is secured and guaranteed by the obligors thereunder through a first priority fully protected security interest in all the assets, properties and undertakings of the Company and each other obligor thereunder where available and cost effective to do so, and to the extent permissible by local laws. The Company has indebtedness available under the Revolving Credit Agreement of DM214.0 million ($113.8 million). As of June 27, 1999, the Company had indebtedness outstanding under the Revolving Credit Agreement of approximately $42.7 million. Borrowings under the South African Credit Facility are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, if an event of default were to occur under the Revolving Credit Agreement or the South African Credit Facility, the lenders thereunder would have the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Notes, notwithstanding the existence of an event of default with respect to the Notes. In such event, the assets constituting such collateral would first be used to repay in full all amounts outstanding under the Revolving Credit Agreement or the South African Credit Facility, as applicable, resulting in all or a portion of the assets of the Issuers being unavailable to satisfy the claims of holders of the Notes and other unsecured indebtedness of the Issuers. The Company may also incur other types of secured indebtedness under the Indentures, including up to $20 million in indebtedness of any type, indebtedness of an acquired company where the Company would have been able to incur $1.00 of additional indebtedness under its Consolidated Coverage Ratio, indebtedness in respect of performance bonds, bankers' acceptances, letters of credit, and the like, purchase money indebtedness and capitalized lease obligations in an aggregate amount not exceeding $10 million, indebtedness incurred by foreign subsidiaries not exceeding $5 million, and indebtedness incurred by a securitization entity.

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

The Company was not in compliance with certain of its financial covenants as of June 27, 1999 under the Revolving Credit Agreement. These covenants include a minimum level of adjusted EBITDA, a minimum interest coverage and a maximum amount of loans out. The impact of the restructuring charge and the underlying results of the UK businesses reduced adjusted EBITDA, while the issue of secured promissory notes to partially finance the issue of shares to executives of the Company increased loans out. The lenders under the Revolving Credit Agreement granted the Company a waiver on July 27, 1999 effective to August 27, 1999 with respect to the Company's non compliance of these covenants. The Company is currently in discussion with the members of the Company's syndicated revolving credit facility in order to reset the levels of the financial covenants in the Revolving Credit Agreement on a going forward basis.

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

Information Technology--Year 2000
The Company is in the process of implementing a plan designed to ensure that all application software used in connection with the Company's management information systems, including internally developed systems, software purchased from outside vendors and embedded chips at the Company's manufacturing facilities, will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Due to the fact that existing software often defines each year with two digits rather than four digits, the Company's computers that have date-sensitive software may recognize a date using "00" as occurring in the year 1900 rather than the year 2000, which would result in such abnormalities and inaccuracies and lead to disruptions of the Company's operations, including a temporary inability to process customer orders, send invoices or engage in other normal business activities. Many of the Company's existing computer systems will need to be retired, replaced or remediated prior to the year 2000. Retirement, replacement and remediation may require that, over the next few years, a substantial portion of the Company's management information systems spending be allocated to such activities. The Company is currently in the process of replacing and upgrading the computer systems of its United States and Canadian operations. The Company spent a total of approximately $2.3 million in 1998 and expects to spend $1.1 million in 1999 to achieve "Year 2000 compliance" for all of its operations. At June, 1999 all the compliance plans of the Company's operations were more than 75% completed. The Company plans to complete all Year 2000 compliance efforts by the third quarter of 1999. The costs and timing of such efforts, however, are based upon management's best estimates, which are derived using assumptions relating to, among other things, the availability of certain resources, the timing of actions taken by third parties and other factors. Additional expenditures beyond the Company's projections may be necessary. In the event that the Company materially underestimates the amount of funds or the time necessary to resolve identified problems or that any information systems relied upon by the Company for critical functions are not substantially Year 2000 compliant in a timely manner, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

Risk of Foreign Exchange Rate Fluctuations; Introduction of The Euro
The Company's business is conducted by operating subsidiaries in many countries, and, accordingly, the Company's results of operations are subject to currency translation risk and currency transaction risk. With respect to currency translation risk, the results of operations of each of these operating subsidiaries are reported in the relevant local currency and then translated into US dollars at the applicable currency exchange rate for inclusion in the Company's financial statements. The appreciation of the US dollar against the local currencies of the operating subsidiaries will have a negative impact on the Company's sales and operating margin. Conversely, the depreciation of the US dollar against such currencies will have a positive impact. Fluctuations in the exchange rate between the US dollar and the other currencies in which the Company conducts its operations may also affect the book value of the Company's assets and the amount of the Company's shareholders' equity. In addition, to the extent indebtedness of the Company is denominated in different currencies, changes in the values of such currencies relative to other currencies in which the Company conducts its operations may have a negative impact on the Company's ability to meet principal and interest obligations in respect of such indebtedness.

In addition to currency translation risk, the Company incurs currency transaction risk to the extent that the Company's operations involve transactions in differing currencies. Fluctuations in currency exchange rates will impact the Company's results of operations to the extent that the costs incurred by the operating subsidiaries are denominated in currencies that differ from the currencies in which the related sale proceeds are denominated. To mitigate such risk, the Company enters into forward purchase contracts primarily relating to the Pound Sterling, the US Dollar, the Dutch Guilder, the Deutsche Mark, the New Taiwan Dollar and the Yen. The Company does not enter into forward purchase agreements for speculative purposes. Given the volatility of currency exchange rates, there can be no assurance that the Company will be able effectively to manage its currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations.

Under the treaty on the European Economic and Monetary Union (the "Treaty"), to which the Federal Republic of Germany and The Netherlands are signatories, on January 1, 1999, a European single currency (the "Euro") replaced some of the currencies of the member states of the European Union (the "EU"), including the Deutsche Mark and Dutch Guilder.

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

Substantial Leverage and Debt Service Obligations
The Company incurred substantial indebtedness in connection with the Recapitalization and acquisition of Diamond Back and has a highly leveraged capital structure. As of June 27, 1999, the Company had combined total indebtedness of $221.5 million (including all indebtedness and guarantees of indebtedness under the Revolving Credit Agreement and indebtedness under the South African Credit Facility, but excluding, in each case, unused commitments thereunder), preferred stock of $46.5 million, stock rights of $23.3 million and the shareholders' deficit was $49.4 million. The Company's ability to make scheduled interest payments and repayment of principal is dependent upon its future operating performance, which, in turn, is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond the Company's control. Although the Company believes that, based on current operations, it will have sufficient cash flow from operations to service its obligations with respect to its indebtedness, there can be no assurance that the Company will be able to meet such obligations. In the event that the Company is unable to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness, the Company may be required to take certain actions, including delaying or reducing capital expenditures, attempting to restructure or refinance its indebtedness, selling material assets or operations or seeking additional equity. There can be no assurance that the Company will be able to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness or that any of such actions could be effected or would be effective to allow the Company to service such obligations.

Forward looking statements
This discussion contains certain forward-looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. As discussed in the Company's prospectus on Form S-4A filed with the SEC on December 4, 1998, actual results are uncertain and may be impacted by the various factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include, without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, foreign exchange rates, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by independent bicycle dealers and mass merchants. As a result, the actual results may differ materially from those projected in the forward-looking statements. Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                                    PART II
                                    -------

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

ITEM 2.  CHANGES IN SECURITIES

On April 1, 1999 and June 1, 1999 the Company issued a total of 1,520 shares of Class A and 380 shares of Class C common stock to executives of the Company for a total of $1,900,000. 300 shares of Class A common stock issued to Gary Matthews were, effective from the date of issue, converted to Class C common stock.

ITEM 3.    EXHIBITS AND REPORTS ON FORM 8-K



a)   Index to Exhibits:

1) Amended and Restated Certificate of Incorporation of The Derby Cycle Corporation.

2) Employment Agreement made as of June 1, 1999 between The Derby Cycle Corporation and Daniel S. Lynch.

3) Management Stock Purchase Agreement dated as of June 1, 1999 between The Derby Cycle Corporation and Daniel S. Lynch.


Reports on Form 8-K

Report on Form 8-K filed May 7, 1999.

SIGNATURES


POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Simon J. Goddard, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities (including his capacity as a director and/or officer of The Derby Cycle Corporation), the Quarterly Report on Form 10-Q filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement and power of attorney have been signed by the following persons in the capacities and on the dates indicated:

SIGNATURE                                  CAPACITY                   DATE
                                           President, Chief
                                           Executive Officer and
                                           Director (principal
/s/ Gary S. Matthews                       executive officer)         August 11, 1999
---------------------------------
GARY S. MATTHEWS

                                           Chief Financial
                                           Officer (principal
                                           financial and
/s/ Daniel S. Lynch                        accounting officer)        August 11, 1999
---------------------------------
DANIEL S. LYNCH

                                           Chairman of the
/s/ Frederic V. Malek                      Board and Director         August 11, 1999
---------------------------------
FREDERIC V. MALEK


/s/ Alan J. Finden-Crofts                  Director                   August 11, 1999
---------------------------------
ALAN J. FINDEN-CROFTS


/s/ A. Edward Gottesman                    Director                   August 11, 1999
---------------------------------
A. EDWARD GOTTESMAN


/s/ Frank H. Pearl                         Director                   August 11, 1999
---------------------------------
FRANK H. PEARL


/s/ Carl J. Rickertsen                     Director                   August 11, 1999
---------------------------------
CARL J. RICKERTSEN


/s/ Thomas H. Thomsen                      Director                   August 11, 1999
---------------------------------
THOMAS H. THOMSEN

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Nottingham, England on August 11, 1999.

The Derby Cycle Corporation



By: /s/ Simon J. Goddard
---------------------------------
Name: SIMON J. GODDARD
Title: Company secretary