Form 10-Q
period 1999-09-26
DERBY CYCLE CORP
filed 1999-11-10
CIK 1067447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 26, 1999
                                      OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                            SECURITIES ACT OF 1934
             For Transition Period from  __________ to __________
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

                                Daniel S. Lynch
                          The Derby Cycle Corporation
                      300 First Stamford Place (5th Floor)
                        Stamford, Connecticut 06902-6765
          (Address of principal executive offices, including zip code)
                           Telephone: (203) 961 1666
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes (X) No.



The number of shares outstanding of each class of common stock, as of September 26, 1999 was:



        Class A             $0.01 par value                      47,040
        Class C             $0.01 par value                      23,460

                          THE DERBY CYCLE CORPORATION

                   SEPTEMBER 1999 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                            PAGE

                                    PART I
ITEM 1.  FINANCIAL STATEMENTS.............................................................................   1
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............  15

                                    PART II
ITEM 1.  LEGAL PROCEEDINGS................................................................................  26
ITEM 2.  CHANGES IN SECURITIES............................................................................  27
ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................  28

                                    PART I



ITEM 1. FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----

Consolidated Balance Sheets as of December 31, 1998 and September 26, 1999 (unaudited).............       2

Unaudited Consolidated Statements of Income for the quarters and nine months ended September 27,          3
1998 and September 26, 1999........................................................................

Unaudited Consolidated Statement of Shareholders' (Deficit) for the nine months ended September           4
26, 1999...........................................................................................

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 27, 1998 and          5
September 26, 1999.................................................................................
Notes to Consolidated Financial Statements.........................................................       7


                          THE DERBY CYCLE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                                              Dec 31,        Sep 26,
                                                Assets                                          1998           1999
                                                                                                             unaudited
                                                                                            ---------        ---------
Current assets:
  Cash and cash equivalents.............................................................   $ 17,453         $ 11,726
  Receivables, net......................................................................     66,801           70,390
  Inventories...........................................................................    105,264          102,602
  Other current assets..................................................................      9,586            8,758
                                                                                           --------         --------
     Total current assets...............................................................    199,104          193,476
                                                                                           --------         --------
Property, plant, and equipment, net.....................................................     49,514           44,362
Intangibles, net........................................................................     20,600           38,211
Other assets............................................................................          -            3,025
Prepaid pension assets..................................................................     56,072           56,457
                                                                                           --------         --------
     Total assets.......................................................................   $325,290         $335,531
                                                                                           ========         ========
                           Liabilities and Shareholders' (Deficit)

Current liabilities:
  Accounts payable......................................................................  $ 34,394          $ 35,328
  Accrued liabilities...................................................................    20,161            23,496
  Income taxes payable..................................................................     8,452             3,089
  Short-term borrowings.................................................................    60,831            38,017
  Other current liabilities.............................................................     2,103             8,536
                                                                                         ---------         ---------
     Total current liabilities..........................................................   125,941           108,466
                                                                                         ---------         ---------
Other liabilities:
  Long-term debt........................................................................   165,870           180,109
  Excess of assets acquired over cost of acquisitions...................................    11,120            10,507
  Deferred income taxes.................................................................    18,896            15,199
  Other liabilities.....................................................................     4,224            10,819
                                                                                         ---------         ---------
     Total liabilities..................................................................   326,051           325,100
                                                                                         ---------         ---------
Minority interest.......................................................................       627               640
Commitments and contingencies:
Preferred stock with redemption rights, $0.01 par value, 25,000 shares authorized, issued, and outstanding of series a and 3,000 shares authorized, issued, and
 outstanding of series B................................................................    45,432            47,819
Stock rights............................................................................    23,300            23,300
Shareholders' equity(deficit):
  Class A common stock, $0.01 par value, 200,000 shares authorized, 44,200 & 47,040 shares issued & outstanding as of December 31, 1998 & September 26, 1999
   respectively.........................................................................         1                 1
  Class B common stock, $0.01 par value, 15,000 shares authorized, no shares issued &
   outstanding as of December 31, 1998 & September 26, 1999.............................         -                 -
  Class C common stock, $0.01 par value, 30,000 shares authorized, 23,460 issued &
   outstanding as of September 26, 1999.................................................         -                 -
  Additional paid-in capital............................................................    22,499            48,799
  Accumulated deficit...................................................................   (87,346)         (102,738)
  Accumulated other comprehensive income................................................    (5,274)           (7,390)
                                                                                         ---------         ---------
     Total shareholders' (deficit)......................................................   (70,120)          (61,328)
     Total liabilities and shareholders' (deficit)......................................  $325,290         $ 335,531
                                                                                         =========         =========


                          THE DERBY CYCLE CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except per unit and unit data)




                                                                           Quarter ended                Nine months ended
                                                                  ---------------------------        -------------------------
                                                                   Sep 27,          Sep 26,           Sep 27,       Sep 26,
                                                                    1998             1999              1998           1999
                                                                   -------          -------           -------       -------

Net revenues................................................     $  86,369           $104,454          $ 358,653    $ 407,972
Cost of sales...............................................       (67,707)           (81,511)          (269,996)    (310,897)
                                                                 ---------           --------          ---------    ---------
     Gross profit...........................................        18,662             22,943             88,657       97,075
Selling, general, and administrative expenses...............       (18,024)           (24,404)           (65,983)     (79,766)
  Recapitalization costs....................................            (1)                 -             (5,672)           -
  Restructuring charge......................................             -               (124)                 -       (8,585)
                                                                 ---------           --------          ---------    ---------
     Operating income (loss)................................           637             (1,585)            17,002        8,724

Other income (expense):
  Interest expense..........................................        (5,595)            (6,419)           (11,501)     (19,657)
  Interest income...........................................           175                137                757          380
  Other expense, net........................................          (283)                 -             (1,334)           -
                                                                 ---------           --------          ---------     ---------
     Income (loss) before income taxes, minority interest
             and extraordinary item.........................        (5,066)            (7,867)             4,924      (10,553)
Provision for income taxes..................................           (20)               457             (4,192)         587
Minority interest...........................................            (1)                 6                (17)         (18)
                                                                 ---------           --------          ---------     ---------
     Income (loss) before extraordinary item................        (5,087)            (7,404)               715       (9,984)
Extraordinary item - loss on early extinguishment of debt
  (net of tax)..............................................             -                  -               (348)           -
                                                                  --------          ---------          ---------    ---------
     Net income (loss)......................................        (5,087)           (7,404)                367       (9,984)
Dividends on preferred stock................................        (1,944)           (1,323)             (2,905)      (2,387)
                                                                  --------          ---------          ---------    ---------
     Net (loss) applicable to common stockholders...........      $ (7,031)         $ (8,727)          $  (2,538)   $ (12,371)
Net (loss) applicable to common stockholders per share......      $(159.07)         $(123.89)          $  (65.91)   $ (185.74)
                                                                  ========          ========           =========    =========
Extraordinary item applicable to commmon
 stockholders per share.....................................      $      -          $      -           $  (9.04)    $       -
                                                                  ========          ========           ========     =========
Weighted average number of shares of common stock
   outstanding..............................................        44,200            70,442             38,508       66,604



                          THE DERBY CYCLE CORPORATION
          UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
                             (Dollars in thousands)

                                        Common           Capital        Additional    Accumulated    Accumulated        Total
                                        Stock          Investment        Paid-In        Deficit         Other
                                                                          capital                     Comprehensive
                                                                                                        Income
                                        -----         -----------      -----------    -----------    --------------     -----

January 1, 1999..................       $        1      $       -       $22,499        $ (87,346)      $(5,274)         $(70,120)
Comprehensive income-
  Net income.....................                 -             -             -          (12,371)            -           (12,371)
  Net gain (loss) on
      derivative
      instruments................                 -             -             -                -          (493)             (493)
  Translation adjustments........                 -             -             -                -        (1,623)           (1,623)
                                        -----------     ---------        ------        ---------       -------          --------
Total comprehensive income.......                 -             -             -          (12,371)       (2,116)          (14,487)
  Issue of common stock..........                 -             -        26,300                -             -            26,300
  Dividend on common stock.......                 -             -             -           (3,021)            -            (3,021)
                                        -----------     ---------        ------        ---------       -------          --------
September 26, 1999...............       $         1     $       -       $48,799        $(102,738)      $(7,390)         $(61,328)
                                        ===========     =========       =======        =========       =======          ========


                          THE DERBY CYCLE CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         Nine months ended
                                                                                      -------------------------
                                                                                         Sep 27,      Sep 26,
                                                                                           1998        1999
                                                                                      ----------      -------
Cash flows from operating activities:
  Net income (loss)................................................................... $    367        $   (9,984)
  Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation.....................................................................    7,308             7,128
     Amortization of intangibles, goodwill and investment grants......................     (382)               48
     Amortization of deferred financing costs.........................................      906             1,415
     Extraordinary loss on early extinguishment of debt...............................      348                 -
     Minority interest................................................................       17                18
     Loss on swaps....................................................................    1,334                 -
     Net periodic pension income......................................................   (3,714)           (3,891)
     Recapitalization costs...........................................................    5,672                 -
  Net changes in operating assets and liabilities, net of acquisitions-
     (Increase) decrease in receivables...............................................    8,934             5,296
     (Increase) decrease in inventories...............................................   (7,024)           15,755
     (Increase) decrease in other current assets......................................    1,355               709
     Increase (decrease) in accounts payable..........................................  (11,452)           (4,159)
     Increase (decrease) in accrued liabilities.......................................      140             3,357
     Increase (decrease) in income taxes payable......................................    1,298            (5,049)
     Increase (decrease) in other current liabilities.................................    5,456             6,423
     Increase (decrease) in deferred income taxes.....................................      931            (2,818)
     Increase (decrease) in other liabilities.........................................     (431)            4,997
                                                                                       --------        ----------
        Net cash provided by operating activities.....................................   11,063            19,245
                                                                                       --------        ----------
Cash flows from investing activities:
  Purchases of property, plant, and equipment.........................................   (4,909)           (4,499)
  Proceeds of property, plant, & equipment dispositions...............................      530               102
  Cash paid for acquisitions, net of cash acquired....................................        -           (43,950)
  Trade investment....................................................................        -               (25)
  Purchase of minority interest.......................................................   (1,933)             (246)
                                                                                       --------         ---------
        Net cash used in investing activities......................................... $ (6,312)         $(48,618)
                                                                                       ========          ========

                          THE DERBY CYCLE CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                NINE MONTHS ENDED
                                                                                          ------------------------------
                                                                                              SEP 27,         SEP 26,
                                                                                               1998            1999
                                                                                          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issue...........................................................      $  63,000        $ 26,300
  Redemption of shares in subsidiaries................................................       (146,159)              -
  Repayment of Series A, B and C Senior Notes, net....................................        (53,334)              -
  Proceeds from Senior Note issue.....................................................        161,867               -
  Proceeds from Subordinated Note issue...............................................              -          20,000
  Short term borrowings, net, prior to Recapitalization...............................         45,894               -
  Repayment of short term borrowings at Recapitalization..............................        (82,721)              -
  Proceeds from short term borrowings at Recapitalization.............................         84,914               -
  Short term borrowings, net, post Recapitalization...................................        (49,844)        (22,821)
  Repayment of term loan..............................................................         (9,057)              -
  Deferred financing costs............................................................        (14,578)           (273)
  Recapitalization costs..............................................................         (5,672)              -
  Contributions made to pension plans.................................................         (1,247)            (62)
  Net contribution by DICSA...........................................................          1,600               -
  Secured promissory notes issued.....................................................              -          (3,000)
                                                                                            ---------        ---------
         Net cash (used in) provided by financing activities..........................         (5,337)         20,144

EFFECT OF EXCHANGE RATE CHANGES.......................................................         (1,728)          3,502
                                                                                            ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................         (2,314)         (5,727)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................         15,426          17,453
                                                                                            ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................      $  13,112        $ 11,726
                                                                                            =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.......................................................................      $   4,831        $ 11,439
  Income taxes paid...................................................................      $   1,963        $  7,280
                                                                                            =========        =========

                          THE DERBY CYCLE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE BUSINESS AND BASIS OF PRESENTATIONS

The consolidated financial statements for the quarter and nine months ended September 27, 1998 and September 26, 1999 together with the balance sheet as of September 26, 1999 included herein have not been audited by independent public accountants, but in the opinion of The Derby Cycle Corporation (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 26, 1999 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the quarter and nine months ended September 26, 1999 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the business.

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

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement (the "Recapitalization") so that each of its bicycle and bicycle component companies are owned directly or indirectly by The Derby Cycle Corporation, a Delaware corporation with operations in the United States. The accompanying consolidated financial statements have been prepared to reflect the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through September 26, 1999. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

References to the "Company" throughout this document mean The Derby Bicycle Group through May 14, 1998 and The Derby Cycle Corporation and its subsidiaries from May 14, 1998 through September 26, 1999.

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

For the purposes of calculating the net loss applicable to common shareholders, the common shares outstanding used assumes that the conversion of pre-existing stock at the time of the Recapitalization is applicable to earlier years.

2.  DERIVATIVE FINANCIAL INSTRUMENTS

ADOPTION OF SFAS 133
The Company elected to adopt SFAS 133 as of October 1, 1998.

For the nine months ended September 27, 1998 income and expense related to the marking-to-market of the Company's derivative instruments are included in the statement of income: a profit of $160,000 on the marking-to-market of forward foreign exchange contracts, taken out to hedge the purchased cost of foreign materials and components, is shown within cost of sales; a loss of $1,334,000 on the marking-to-market of interest rate caps, currency basket options and swaps entered into to hedge the payment of interest, is shown as other (expense). For the nine months ended September 26, 1999 income and expense related to the marking-to-market of derivative instruments subsequent to the adoption of SFAS 133 are included in accumulated other comprehensive income: a net loss of $714,000 on the marking-to-market of the forward foreign exchange contracts, the expiration of one of the currency basket options and a gain of $307,000 on the marking-to-market of the remaining currency options and interest rate cap. The net gain of $584,000 in accumulated other comprehensive income at September 26, 1999 will be released to income in the years 1999 to 2001 as the related sales, purchases or interest expense occurs.

3.  LONG TERM DEBT

On February 4, 1999 the Company issued $20 million principal amount in a subordinated note (the "Subordinated Note") to Vencap Holding (1992) PTE Ltd. which matures in 2010 and bears interest at 19% compounded daily. As of December 31, 1998, and September 26, 1999, long-term debt consists of the following (in thousands):

                                                                                             DEC 31,         SEP 26,
                                                                                              1998            1999
                                                                                                           UN-AUDITED
                                                                                            ---------     -----------
10% $100,000,000 Senior Notes.........................................................       $100,000       $100,000
9 3/8% DM110,000,000 Senior Notes.....................................................         65,870         60,109
19% $20,000,000 Subordinated Note.....................................................              -         20,000
                                                                                             --------      ---------
  Long-term debt......................................................................       $165,870       $180,109

Management believes that there was no material difference between the fair value and book value of the 10 percent $100,000,000 and the 9 3/8 percent DM110,000,000 Senior Notes as of December 31, 1998 or the Subordinated Note as of September 26, 1999. The mid-market price of each 10 percent $1,000 Senior Note was $660 and each 9 3/8 percent DM1,000 Senior Note was DM675 as of September 26, 1999.

4.  CONTINGENCIES

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

COMMON STOCK AND PREFERRED STOCK
On February 4, 1999 the Company issued 18,950 shares of Class C common stock to DC Cycle L.L.C., a wholly owned subsidiary of Thayer Equity Investors III, L.P. ("Thayer") and 3,800 shares of Class C common stock to Perseus Cycle L.L.C., a wholly owned subsidiary of Perseus Capital, L.L.C. ("Perseus") for the acquisition of Diamond Back.

During the nine months ended September 26, 1999 the Company issued 2,840 Class A and 710 Class C common shares to executives of the Company for $1,000 per share under the management stock plan.

The issue of shares to executives of the Company was partly financed by the issue of secured promissory notes, shown within other assets in the balance sheet. Following the issue of stock as listed above, the stock in the Company (at issue price plus accrued preference dividends) is held by the following shareholders and their affiliates (in thousands):

                                                                                     DERBY
                                                                                 INTERNAT-
                                                       THAYER                        IONAL
                                                      CAPITAL        PERSEUS        CORPOR
                                     NUMBER  OF      PARTNERS        CAPITAL        -ATION         MANAGE-
                                      SHARES           L.L.C.         L.L.C.          S.A.          MENT         TOTAL
                                    -----------     ----------      ---------    ----------      ---------    -----------
PREFERRED STOCK
 Series A.....................         25,000        $ 37,500       $      -      $       -      $      -     $  37,500
 Accrued dividend $200 per
  share pa....................                          6,914              -              -             -         6,914
 Series B.....................          3,000               -              -          3,000             -         3,000
 Accrued dividend 9.75% pa....                              -              -            405             -           405
                                                     --------       --------      ---------      --------     ---------
                                                     $ 44,414       $      -      $   3,405      $      -     $  47,819
                                                     ========       ========      =========      ========     =========
STOCK RIGHTS
 Class A common...............          8,300               -              -          8,300             -         8,300
 Class B common...............         15,000               -              -         15,000             -        15,000
                                                     --------       --------      ---------      --------     ---------
                                                     $      -       $      -      $  23,300      $      -     $  23,300
                                                     ========       ========      =========      ========     =========
PAID IN CAPITAL
 Class A common...............         25,340          12,500         10,000              -         2,840        25,340
 Class C common...............         23,460          18,950          3,800              -           710        23,460
                                                     --------       --------      ---------      --------     ---------
                                                     $ 31,450       $ 13,800      $       -      $  3,550     $  48,800
                                                     ========       ========      =========      ========     =========
RETAINED EQUITY
                                                     --------       --------      ---------      --------     ---------
 Class A common...............         21,700        $      -       $      -      $  21,700      $      -     $  21,700
                                                     ========       ========      =========      ========     =========

5.  ACQUISITIONS

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for $43,950,000 in cash. The Diamond Back Group consisted of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which was engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business. Western States and Bejka had worldwide revenues of approximately $62.9 million and $3.1 million, respectively, in 1998. Diamond Back was essentially a holding company for the company's intellectual property and did not generate material revenues. The Company financed the acquisition of the Diamond Back Group by issuing a $20,000,000 Subordinated Note and $22,750,000 in Class C common stock.

The acquisition was accounted for under the purchase method with the purchase price allocated as follows (in thousands):

Accounts receivable......................................... $12,173
Inventories.................................................  19,086
Other current assets........................................     773
Property, plant, and equipment..............................     613
Intangibles.................................................   4,750
Goodwill....................................................  14,866
Liabilities assumed.........................................  (8,311)
                                                             -------
  Purchase price............................................ $43,950
                                                             =======

The intangibles acquired comprise the intellectual property rights formerly owned by the Diamond Back Group including the Diamond Back and Avenir trademarks. In line with normal group policy intellectual property will be amortized over a period of 15 years.

The goodwill arising on the acquisition of $14,866,000 will be amortized over 40 years.

The results of the Diamond Back Group are included in the consolidated financial statements from February 4, 1999. A pro forma consolidated income statement incorporating the results of the Diamond Back Group on the basis that the group was acquired on January 1, 1998 is as follows.

                          THE DERBY CYCLE CORPORATION
             UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per unit and unit data)

                                                                        QUARTER ENDED                 NINE MONTHS ENDED
                                                                  -------------------------       ------------------------
                                                                   SEP 27,         SEP 26,         SEP 27,        SEP 26,
                                                                     1998            1999            1998            1999
                                                                  ---------       ---------       ---------      ---------
NET REVENUES................................................       $103,256        $104,454        $408,095       $412,233
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.........         (7,618)         (8,727)            970        (13,362)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS PER
 SHARE......................................................       $(113.79)       $(123.89)       $  15.83       $(192.08)
                                                                   ========        ========        ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
 OUTSTANDING................................................         66,950          70,442          61,258         69,564
                                                                   ========        ========        ========       ========

6.  SEGMENTAL INFORMATION: REPORTABLE BUSINESS SEGMENTS

The Company manages its business in seven reportable segments as shown in the following tables. Consolidation adjustments, certain small operating companies, non operating companies and the headquarters are included in "Other companies". The reportable segments are managed separately because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered. A summary of revenues and operating income categorized by business segment is as follows (in thousands):

                                                                       QUARTER ENDED                  NINE MONTHS ENDED
                                                                ---------------------------     ----------------------------
                                                                SEP 27, 1998   SEP 26, 1999     SEP 27, 1998    SEP 26, 1999
                                                                 UNAUDITED      UNAUDITED         UNAUDITED       UNAUDITED
                                                                -------------  ------------     ------------    ------------
NET REVENUES:
  Raleigh UK...............................................       $ 18,834       $  21,137       $  58,597       $  55,723
  Gazelle, The Netherlands.................................         15,809          20,055          82,259          94,518
  Derby Germany............................................         20,496          24,836         105,413         120,061
  Derby USA................................................         17,021          25,902          49,548          84,940
  Raleigh Canada...........................................          1,931           1,417          26,540          19,503
  Sturmey Archer, UK and The Netherlands...................          5,349           4,395          19,406          16,162
  Probike, South Africa....................................          3,657           3,479          11,211          10,413
  Other companies..........................................          3,272           3,233           5,679           6,652
                                                                  --------       ---------       ---------       ---------
     Total net revenues....................................       $ 86,369       $ 104,454       $ 358,653       $ 407,972
                                                                  ========       =========       =========       =========

OPERATING INCOME:
  Raleigh UK...............................................       $  1,135       $   1,676       $   2,380       $    (183)
  Gazelle, The Netherlands.................................            879           1,511          11,265          12,795
  Derby Germany............................................         (3,687)         (3,286)          2,740           3,385
  Derby USA................................................            807             (64)            689             660
  Raleigh Canada...........................................           (193)           (140)          2,077           1,572
  Sturmey Archer, UK and The Netherlands...................            103             (65)            830             362
  Probike, South Africa....................................            265             149             511             392
  Other companies..........................................          1,329          (1,242)          2,182          (1,674)
                                                                  --------       ---------       ---------       ---------
     Underlying operating income (loss)....................       $    638       $  (1,461)      $  22,674       $  17,309
        Recapitalization costs.............................             (1)              -          (5,672)              -
        Restructuring charge...............................              -            (124)              -          (8,585)
                                                                  --------       ---------       ---------       ---------
     Total operating income (loss).........................       $    637       $  (1,585)      $  17,002       $   8,724
                                                                  ========       =========       =========       =========


7.  LYON INVESTMENTS B.V. SUMMARIZED FINANCIAL INFORMATION

Lyon Investments B.V. ("Lyon"), a Dutch company, is a wholly owned subsidiary of the Company which is a co-issuer of $20,250,000 of the $100,000,000 of 10 percent Senior Notes and all of the DM110,000,000 of 9 3/8 percent Senior
Notes. As co-issuers, Lyon and the Company are joint and severally liable with respect to the Senior Notes. The following summarized financial information sets forth the combined financial position and results of operations of Lyon, together with its subsidiaries, Derby Nederland B.V. and Engelbert Wiener Bike Parts GmbH. Derby Nederland B.V. is a holding company owning 100 percent of Koniklijke Gazelle B.V., Sturmey Archer Europa B.V. and Raleigh B.V.

                             LYON INVESTMENTS B.V.
                     SUMMARIZED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        DEC 31, 1998     SEP 26, 1999
                                                                                                           UNAUDITED
                                                                                        -------------    ------------
                                      ASSETS
CURRENT ASSETS :
  Cash and cash equivalents...........................................................     $    8,470     $    6,861
  Receivables, net....................................................................         15,875         14,025
  Inventories.........................................................................         26,433         20,875
  Loans to internal group companies...................................................        137,768        118,011
  Other current assets................................................................          3,002          5,020
                                                                                           ----------     ----------
     Total current assets.............................................................        191,548        164,792
                                                                                           ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET....................................................         11,552          9,844
INTANGIBLES, NET......................................................................          2,715          2,281
PREPAID PENSION ASSET.................................................................         16,920         17,112
                                                                                           ----------     ----------
     Total assets.....................................................................     $  222,735     $  194,029
                                                                                           ==========     ==========

                    LIABILITIES AND SHAREHOLDER'S (DEFICIT)

CURRENT LIABILITIES :
  Loans from internal group companies.................................................     $  105,273     $   90,114
  Short-term borrowings...............................................................         43,979         27,637
  Other current liabilities...........................................................         24,015         24,631
                                                                                           ----------     ----------
     Total current liabilities........................................................        173,267        142,382
                                                                                           ----------     ----------
OTHER LIABILITIES :
  10% $20,250,000 Senior Notes........................................................         20,250         20,250
  9 3/8% DM110,000,000 Senior Notes...................................................         65,870         60,109
  Other liabilities...................................................................          5,971          5,989
                                                                                           ----------     ----------
     Total liabilities................................................................        265,358        228,730
                                                                                           ----------     ----------
SHAREHOLDER'S (DEFICIT)...............................................................        (42,623)       (34,701)
                                                                                           ----------     ----------
     Total liabilities and shareholder's (deficit)....................................     $  222,735     $  194,029
                                                                                           ==========     ==========

                             LYON INVESTMENTS B.V.
             UNAUDITED SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)

                                                                    QUARTER ENDED                 NINE MONTHS ENDED
                                                             ---------------------------     ---------------------------
                                                                SEP 27,        SEP 26,          SEP 27,         SEP 26,
                                                                   1998           1999             1998            1999
                                                               --------        --------        --------        ---------
NET REVENUES...........................................        $ 22,567        $ 29,302        $104,570        $120,546
COST OF SALES..........................................         (18,137)        (23,634)        (79,328)        (91,399)
                                                               --------        --------        --------        --------
     Gross profit......................................           4,430           5,668          25,242          29,147
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES..........          (2,844)         (4,292)        (12,863)        (15,822)
RESTRUCTURING CHARGE...................................               -               -               -            (249)
                                                               --------        --------        --------        --------
     Operating income..................................           1,586           1,376          12,379          13,076
OTHER INCOME (EXPENSE)
  Interest expense.....................................          (2,484)         (3,473)         (5,526)        (11,326)
  Interest income......................................             489           1,704             766           5,529
  Other income net.....................................               -               -             898               -
                                                               --------        --------        --------        --------
     Income (loss) before income taxes.................            (409)           (393)          8,517           7,279
PROVISION FOR INCOME TAXES.............................             427             116          (2,619)         (2,517)
                                                               --------        --------        --------        --------
     Net income (loss).................................        $     18        $   (277)       $  5,898        $  4,762
                                                               ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a world-leading designer, manufacturer and marketer of bicycles. The Company holds the leading market share in the United Kingdom, The Netherlands, Canada and Ireland, holds the leading market share in the adult bicycle market in Germany and is also the third largest supplier to independent bicycle dealers ("IBDs") in the United States. Competing primarily in the medium-to premium-priced market, the Company owns or licenses many of the most recognized brand names in the bicycle industry, including leading global brands such as Raleigh, Diamond Back, Nishiki and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The Company designs, manufactures and markets a wide range of bicycles in all major product categories: (i) all-terrain or mountain bicycles ("MTBs"),
(ii) city bicycles, also called touring or upright bicycles, (iii) hybrid bicycles, also called comfort or cross bicycles, (iv) juvenile bicycles, including bicycle motocross ("BMX") bicycles, and (v) race/road bicycles. The Company distributes branded bicycles through extensive local market networks of IBDs as well as through national retailers, and distributes private label bicycles through mass merchandisers and specialty stores.

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

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for approximately $43.95 million in cash. The Diamond Back Group consisted of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which was engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution business. Western States and Bejka had worldwide revenues of approximately $62.9 million and $3.1 million, respectively, in 1998. Diamond Back was essentially a holding company for the company's intellectual property and did not generate material revenues. The Company financed the acquisition of the Diamond Back Group by issuing $20 million principal amount in a Subordinated Note to Vencap Holding
(1992) PTE Ltd. and $22.75 million in Class C common stock to DC Cycle, L.L.C. and Perseus Cycle L.L.C. The Subordinated Note matures in 2010 and bears interest at an annual rate of 19% compounded daily.

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

RESULTS OF OPERATIONS

All comparisons in the following discussion and analysis are against the corresponding quarter and nine month period ended September 27, 1998, unless otherwise stated.

UNITS SOLD:                                                            QUARTER ENDED               NINE MONTHS ENDED
                                                                  -----------------------      ------------------------
THOUSANDS OF BICYCLES                                              SEP 27,        SEP 26,        SEP 27,        SEP 26,
                                                                     1998           1999           1998           1999
                                                                  --------       --------      ---------       --------
Raleigh UK...............................................            104            128            317            323
Gazelle..................................................             43             57            229            257
Derby Germany............................................             88            102            442            480
Derby USA................................................             73            121            200            367
Raleigh Canada...........................................             19             15            286            220
Probike..................................................             36             34             92             93
Other companies and group transactions...................              1              5              2             10
                                                                    ----           ----         ------         ------
  Total units sold.......................................            364            462          1,568          1,750
                                                                    ====           ====         ======         ======

UNITS SOLD. Units sold increased by 98 thousand units and 182 thousand units for the quarter and nine months ended September 1999 including Diamond Back sales of 58 thousand units and 184 thousand units in those periods. Raleigh Canada's private label sales fell by 70 thousand units in the nine months ended September 1999 as mass merchants started the year over-stocked and have experienced weak bicycle retail sales. Particularly strong growth was seen at Gazelle and Derby Germany in the IBD sector following successful product range launches and glorious summer weather, leading to a combined increase in sales volumes in those markets of 21% and 10% for the quarter and nine months ended September 1999. Sales were regained at Raleigh UK as the lessons were learned from last year, producing a 23% volume increase for the quarter, bringing sales for the nine months ended September 1999 2% above year ago.

NET REVENUES:                                                         QUARTER ENDED                NINE MONTHS ENDED
                                                                 ------------------------      -------------------------
$ MILLIONS                                                        SEP 27,        SEP 26,        SEP 27,        SEP 26,
                                                                    1998           1999           1998           1999
                                                                 --------        -------        -------        -------
Raleigh UK...............................................          $18.8         $ 21.1         $ 58.6         $ 55.7
Gazelle..................................................           15.8           20.1           82.3           94.5
Derby Germany............................................           20.5           24.8          105.4          120.1
Derby USA................................................           17.0           25.9           49.5           84.9
Raleigh Canada...........................................            1.9            1.4           26.5           19.5
Sturmey Archer...........................................            5.3            4.4           19.4           16.2
Probike..................................................            3.7            3.5           11.2           10.4
Other companies and group transactions...................            3.4            3.3            5.8            6.7
                                                                   -----         ------         ------         ------
  Total net revenues.....................................          $86.4         $104.5         $358.7         $408.0
                                                                   =====         ======         ======         ======

NET REVENUES. Net revenues increased by $18.1 million and $49.3 million to $104.5 million and $408.0 million for the quarter and nine months ended September 1999 in line with the increase in units sold and increases of $10.3 million in revenues from the sale of parts and accessories and $2.7 million from fitness equipment in the nine months ended September 1999 at Diamond Back. Sturmey Archer's revenues for the nine months ended September 1999 dropped by $1.7 million (27%) in the engineering components business following the loss of one major customer during the first quarter of 1998 and other business since. Sturmey Archer's revenues from the sale of bicycle hubs dropped by $0.9 million (11%) in the nine months ended September 1999 as competition increased in the European hub market and the re-designed seven-speed hub was not introduced in time for the introduction of 1999 bicycle models at the autumn 1998 trade shows. Revenues at Probike for the nine months ended September 1999 in South African Rand increased over year ago at a faster rate than inflation, but showed a decrease upon translation into US dollars. Overall the hardening US dollar reduced consolidated revenues by 1.5% in the nine months ended September 1999 compared with a year ago.

GROSS PROFIT. Gross profit for the quarter and nine months ended September 1999 increased by $4.3 million, and $8.4 million. The margin erosion experienced in the first half of 1999 was reversed during the quarter, with a gross margin 0.4 percentage points above the same quarter in 1998, and putting gross margin for the nine months up to within one percentage point of the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $6.4 million and $13.8 million to $24.4 million and $79.8 million for the quarter and nine months ended September 1999. Expenses at Diamond Back of $4.2 million and $11.5 million for the quarter and eight months ended September 1999 accounted for most of the increase. The currency gains of $2.0 million which were realized in September 1998 reduced selling, general and administrative expenses and account for most of the balance.

RESTRUCTURING CHARGE. In order to reduce product costs and selling, general and administrative expenses and maximize the synergy benefits from the Diamond Back acquisition, the Company has started restructuring its businesses in UK and the Raleigh distribution operations in Germany, The Netherlands, Belgium and Ireland, as well as reviewing the logistics of Raleigh and Diamond Back distribution in the USA and establishing its new headquarters, estimated to cost $9.6 million in aggregate.

Raleigh UK intends to cease manufacturing steel bicycle frames altogether by the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by the company currently account for approximately 50% of all frames sold by the company, with the balance being fabricated mostly from aluminum and imported from Asia. The company has granted an option to a property developer for the sale of the factory site that will be released. The company intends to use the proceeds from the sale of the site either to pay expenses associated with the restructuring or to pay down the Company's revolving credit facility, or a combination thereof. Other components of the restructuring at Raleigh UK include streamlining the company's product development and marketing functions.

Management of the Raleigh distribution operations in Germany, The Netherlands and Belgium, previously run on a stand-alone basis, has been combined with the Gazelle and Derby Germany operations, although the results are still included in Other companies in this discussion for ease of comparison. The Raleigh Ireland warehouse has been closed and distribution outsourced, leaving only a sales and marketing organization in Ireland.

In July 1999 the Company restructured its corporate management and established its headquarters in Stamford, CT to organize the finance and marketing functions of the Company on a global basis.

These restructuring steps are projected to reduce on-going product costs and selling expenses by $2 million in the current year and by $5 million in 2000. Further restructuring costs of some $1.0 million are planned for the final quarter of 1999.

OPERATING INCOME:                                                        QUARTER ENDED                  NINE MONTHS ENDED
                                                                   ------------------------         -------------------------
$ MILLIONS                                                          SEP 27,         SEP 26,          SEP 27,          SEP 26,
                                                                      1998            1999             1998             1999
                                                                   --------        --------         --------          -------
Raleigh UK...............................................           $ 1.1            $ 1.7            $ 2.4            $(0.2)
Gazelle..................................................             0.9              1.5             11.3             12.8
Derby Germany............................................            (3.7)            (3.3)             2.7              3.4
Derby USA................................................             0.8             (0.1)             0.7              0.6
Raleigh Canada...........................................            (0.2)            (0.1)             2.1              1.6
Sturmey Archer...........................................             0.1             (0.1)             0.8              0.4
Probike..................................................             0.3              0.1              0.5              0.4
Other companies and group transactions...................             1.3             (1.2)             2.2             (1.7)
                                                                    -----            -----            -----            -----
  Underlying operating income (loss).....................           $ 0.6            $(1.5)           $22.7            $17.3
     Recapitalization costs..............................               -                -             (5.7)               -
     Restructuring charge................................               -             (0.1)               -             (8.6)
                                                                    -----            -----            -----            -----
  Total operating income (loss)..........................           $ 0.6            $(1.6)           $17.0            $ 8.7
                                                                    =====            =====            =====            =====

OPERATING INCOME. Underlying operating income, of $1.5 million loss and $17.3 million profit for the quarter and nine months ended September 1999, decreased by $2.1 million and $5.4 million due to the lower gross margin in the first half and higher selling, general and administrative expenses. The $2.0 million currency gain in 1998 accounted for the decrease in operating income for the quarter.

INTEREST EXPENSE:                                                       QUARTER ENDED                NINE MONTHS ENDED
                                                                   ------------------------       -----------------------
$ MILLIONS                                                          SEP 27,        SEP 26,         SEP 27,        SEP 26,
                                                                      1998           1999            1998           1999
                                                                   --------       --------        --------       --------
Senior Notes.............................................            $4.0            $3.8           $ 7.4          $11.6
Subordinated Note........................................               -             1.0               -            2.8
Revolving Credit Facility................................             0.9             1.0             2.1            3.3
Other interest...........................................             0.2             0.1             1.1            0.6
Amortization of deferred financing costs.................             0.5             0.5             0.9            1.4
                                                                     ----            ----           -----          -----
                                                                     $5.6            $6.4           $11.5          $19.7
                                                                     ====            ====           =====          =====

INTEREST EXPENSE. Interest expense increased by $0.8 million and $8.2 million to $6.4 million and $19.7 million for the quarter and nine months ended September 1999 due to the increased debt and higher interest rate margin following the Recapitalization and the acquisition of Diamond Back. Interest on the Subordinated Note is paid-in-kind by way of the issue of further subordinated notes.

PROVISION FOR INCOME TAXES:                                           QUARTER ENDED                   NINE MONTHS ENDED
                                                                  -----------------------          ------------------------
$ MILLIONS                                                         SEP 27,       SEP 26,           SEP 27,          SEP 26,
                                                                     1998          1999              1998             1999
                                                                  --------      ---------          -------         --------
Current taxes............................................          $(0.2)          $(0.6)            $3.3           $ 2.2
Deferred taxes...........................................            0.2             0.1              0.9            (2.8)
                                                                   -----           -----             ----           -----
                                                                   $   -           $(0.5)            $4.2           $(0.6)
                                                                   =====           =====             ====           =====

PROVISION FOR INCOME TAXES. Most of the reduction in income before income taxes arose in jurisdictions where the Company is in a tax loss position, principally the UK, and so reduced the liability to deferred taxes. Only a portion of the reduction in income arose in The Netherlands, where most of the Company's tax liability arises, which created savings in the provision for current taxes of $0.4 million and $1.1 million in the quarter and nine months ended September 1999.

NET INCOME. Net income decreased by $2.3 million and $10.4 million to give losses of $7.4 million and $10.0 million in the quarter and nine months ended September 1999. The decrease was primarily the result of the $2.0 million currency gain in 1998, the increase in interest expense, and the restructuring charge of $8.6 million in the nine months ended September 1999 as discussed above, offset by the recapitalization costs of $5.7 million in the second quarter of 1998 and the lower tax charge.

EBITDA:                                                                 QUARTER ENDED                    NINE MONTHS ENDED
                                                                 --------------------------         -------------------------
$ MILLIONS                                                         SEP 27,         SEP 26,           SEP 27,         SEP 26,
                                                                     1998            1999              1998            1999
                                                                 ----------        --------         ---------       ---------
Raleigh UK...............................................           $ 1.4            $ 2.0            $ 3.5           $ 0.8
Gazelle..................................................             1.1              1.6             11.4            13.5
Derby Germany............................................            (2.9)            (2.4)             5.7             6.3
Derby USA................................................             0.9              0.2              1.5             1.4
Raleigh Canada...........................................            (0.2)            (0.1)             2.9             2.3
Sturmey Archer...........................................             0.1             (0.1)             0.8             0.4
Probike..................................................             0.4              0.2              0.7             0.5
Other companies and group transactions...................             1.4             (1.3)             1.2            (2.6)
                                                                    -----            -----            -----           -----
  Total EBITDA...........................................           $ 2.2            $ 0.1            $27.7           $22.6
                                                                    =====            =====            =====           =====

EBITDA. EBITDA of $0.1 million and $22.6 million for the quarter and nine months ended September 1999 decreased by $2.1 million and $5.1 million due to changes in underlying operating income explained above.

EBITDA is calculated as follows:

                                                                         QUARTER ENDED                 NINE MONTHS ENDED
                                                                  -------------------------        --------------------------
EBITDA:                                                            SEP 27,          SEP 26,          SEP 27,         SEP 26,
$ MILLIONS                                                           1998             1999             1998            1999
                                                                  -------          -------         --------          --------
Underlying operating income..............................           $ 0.6            $(1.5)          $22.7           $17.3
Depreciation.............................................             2.3              2.2             7.3             7.1
AMORTIZATION
  Intangibles............................................               -              0.1             0.1             0.4
  Investment grants......................................            (0.1)            (0.1)           (0.3)           (0.4)
  Positive goodwill......................................             0.1              0.1             0.1             0.3
  Negative goodwill......................................            (0.1)            (0.1)           (0.3)           (0.3)
  Pension transition asset...............................            (0.6)            (0.6)           (1.9)           (1.8)
                                                                    -----            -----           -----           -----
                                                                    $ 2.2            $ 0.1           $27.7           $22.6
                                                                    =====            =====           =====           =====

LIQUIDITY AND CAPITAL RESOURCES

Demand for bicycles in the Company's principal markets is seasonal, characterized in most cases by a majority of consumer sales in the spring and summer months. The exceptions to this are in the United Kingdom, South Africa and Ireland, where consumer sales of bicycles increase in the months preceding
Christmas: accordingly, dealers' peak purchasing months in those countries are October and November when they build inventory in anticipation of Christmas sales of juvenile bicycles. Excluding this holiday seasonality, the Company's working capital requirements are greatest during February, March and April (the Company's "Peak Season") as receivable levels increase. The Company offers extended credit terms on sales during the months prior to the Peak Season, although the Company encourages early payments through trade discounts.

Finished goods inventory remains relatively constant throughout the fiscal year and the level of raw materials increases and decreases normally only to accommodate production needs. Work in process represents, on average, eight days' production. Inventory levels reach a minimum at the end of the Peak Season.

Net cash flows provided by operating activities increased $8.1 million to a $19.2 million inflow for the first nine months of 1999 from $11.1 million in 1998. This improvement was principally due to a $15.8 million reduction in inventories compared with a $7.0 million increase in the first nine months of 1998 and a $7.3 million lower reduction in accounts payable. This was offset by $11.9 million higher interest and tax payments, $5.1 million lower EBITDA and $3.6 million smaller decrease in receivables.

Following a change in the fiscal year end in The Netherlands in 1997, payment of tax due for 1997 and 1998 of $3.8 million was deferred until 1999. This, together with estimated tax payments relating to 1999 of $2.1 million, was paid in the first nine months of 1999, resulting in an increase in taxes paid to $7.3 million in the first nine months of this year compared with $2.0 million a year ago. Interest of $11.4 million was paid in the first nine months of 1999 compared with $4.8 million a year ago due to the increased principal amount of senior notes and higher coupon. The net cash flow provided by operating activities of $19.2 million in the first nine months of 1999 was used to repay drawings under the revolving credit facility which decreased by $22.8 million as a result of this and the application of most of the reduction in cash balances of $5.7 million.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for $43.95 million. The Company financed the acquisition of the Diamond Back Group by issuing a $20.0 million Subordinated Note and $22.75 million in Class C common stock.

The actuarial valuation of the UK pension schemes carried out as at April 1998 showed that the schemes were in surplus and employer's contributions ceased from mid-year 1998. The Dutch pension scheme has been in surplus and no employer's contributions have been made for a number of years. As a result, the Company's contributions to its defined benefit pension plans were $0.1 million in the nine months ended September 1999, compared with $1.2 million in the nine months ended September 1998. The Company adopted SFAS 87, "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over 15 years. Net periodic pension income was $3.7 million and $3.9 million in the first nine months of 1998 and 1999 respectively. Net periodic pension income includes amortization of the transition asset into income of $1.9 million and $1.8 million in the first nine months of both 1998 and 1999.

The Company's capital expenditures were $4.9 million and $4.5 million in the first nine months of 1998 and 1999, being (i) on-going cost reduction projects,
(ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation.

The Company is primarily financed by equity purchased by Thayer, Perseus, DICSA and management as part of the Recapitalization and subsequently, plus the Retained Equity of, in aggregate, $134.3 million and debt in the form of Senior Notes and the revolving credit facility. The Company incurred significant indebtedness in connection with the Recapitalization. As of September 26, 1999, the Company had $223.1 million of combined indebtedness, comprising $160.1 of Senior Notes, a $20.0 million Subordinated Note, as well as $38.0 million of borrowings and $5.0 million of guarantees under the revolving credit facility. The Senior Notes are issued under Indentures which contain certain covenants that, among other things, restrict the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

The Company uses derivative financial instruments including currency swaps, interest rate swaps, interest rate caps, forward foreign exchange contracts, and currency options. The Company enters into currency and interest rate swaps such that the notional principal amount is equal to the principal amount of the underlying debt. The swaps achieve the effect of synthetically converting the original United States dollar denominated debt into several other foreign currencies and converting the interest rate on the debt from United States dollar rates to those applicable for that currency. The Company enters into forward foreign exchange contracts and options to minimize the impact of currency movements, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies. Interest rate caps have been purchased to limit the blended interest rate paid on the revolving credit facility to under 8% over the next 1 3/4 years. Currency basket options have been purchased to substantially maintain the value of part of the foreign operating profits upon conversion into US dollars, in order to protect the ability to service the US Senior Notes from the effect of changes in foreign exchange rates.

A Revolving Credit Agreement provides for a seven-year DM214 million secured senior revolving credit facility to be made available to the Company's operating companies. Borrowings under this revolving credit facility are available subject to a borrowing base determined as a percentage of eligible assets. The Company's borrowings peak in February/March/April each year. The Company believes that it has adequate funding for its financial requirements for the next year.

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

The foreign currency element of the Company's debt under the Senior Notes and the revolving credit facility has, since September 1998, generally been arranged to align with the denomination of the book value of net assets. By doing this, the Company reduces the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions are: (1) $38 million of net assets denominated in Pounds Sterling arising from the Company's relatively large presence in UK, (2) $38 million of foreign pension assets in UK and The Netherlands, and, (3) $5 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations, based on the balance sheet as at December 31, 1998. The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income can be converted to yield sufficient US Dollars to service 67% of the interest on the $100 million 10% Senior Notes through May 2001, currency options were purchased in 1998. These currency options are for $6.7 million per year, selling DF6 million, (Pounds)2 million and C$1.2 million. At December 31, 1998 the mark-to-market value of these currency options was $0.1 million. As the purchaser of options has no obligations to exercise them, any weakening of the value of the US Dollar can do no more than reduce the fair value of these currency options to zero.

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

UNSECURED STATUS OF SENIOR NOTES AND ASSET ENCUMBRANCE
The Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Agreement, which is secured and guaranteed by the obligors thereunder through a first priority fully protected security interest in all the assets, properties and undertakings of the Company and each other obligor thereunder where available and cost effective to do so, and to the extent permissible by local laws. The Company has indebtedness available under the Revolving Credit Agreement of DM214.0 million ($116.9 million). As of September 26, 1999, the Company had indebtedness outstanding under the Revolving Credit Agreement of $43.0 million. Borrowings under the South African Credit Facility are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, if an event of default were to occur under the Revolving Credit Agreement or the South African Credit Facility, the lenders thereunder would have the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Notes, notwithstanding the existence of an event of default with respect to the Notes. In such event, the assets constituting such collateral would first be used to repay in full all amounts outstanding under the Revolving Credit Agreement or the South African Credit Facility, as applicable, resulting in all or a portion of the assets of the Issuers being unavailable to satisfy the claims of holders of the Notes and other unsecured indebtedness of the Issuers. The Company may also incur other types of secured indebtedness under the Indentures, including up to

$20 million in indebtedness of any type, indebtedness of an acquired company where the Company would have been able to incur $1.00 of additional indebtedness under its Consolidated Coverage Ratio, indebtedness in respect of performance bonds, bankers' acceptances, letters of credit, and the like, purchase money indebtedness and capitalized lease obligations in an aggregate amount not exceeding $10 million, indebtedness incurred by foreign subsidiaries not exceeding $5 million, and indebtedness incurred by a securitization entity.

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

INFORMATION TECHNOLOGY-YEAR 2000
The Company has implemented a plan designed to ensure that all application software used in connection with the Company's management information systems, including internally developed systems, software purchased from outside vendors and embedded chips at the Company's manufacturing facilities, will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. Due to the fact that existing software often defines each year with two digits rather than four digits, the Company's computers that have date-sensitive software may recognize a date using "00" as occurring in the year 1900 rather than the year 2000, which would result in such abnormalities and inaccuracies and lead to disruptions of the Company's operations, including a temporary inability to process customer orders, send invoices or engage in other normal business activities. The Company spent a total of approximately $2.3 million in 1998 and will spend $1.1 million in 1999 to achieve "Year 2000 compliance" for all of its operations. At September, 1999 the compliance plans of the Company's operations were more than 95%completed. The Company plans to complete all Year 2000 compliance efforts by the end of November 1999. The costs and timing of such efforts, however, are based upon management's best estimates, which are derived using assumptions relating to, among other things, the availability of certain resources, the timing of actions taken by third parties and other factors. Additional expenditures beyond the Company's projections may be necessary. In the event that the Company materially underestimates the amount of funds or the time necessary to resolve identified problems or that any information systems relied upon by the Company for critical functions are not substantially Year 2000 compliant in a timely manner, there could be a material adverse effect on the Company's business, financial condition and results of operations.

The Company's plan for the Year 2000 entailed communication with significant suppliers and customers in determining the readiness of third parties' remediation of their own Year 2000 issues. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could result in a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any Year 2000 compliance problems of the Company's customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS
The Company incurred substantial indebtedness in connection with the Recapitalization and acquisition of Diamond Back and has a highly leveraged capital structure. As of September 26, 1999, the Company had combined total indebtedness of $223.1 million (including all indebtedness and guarantees of indebtedness under the Revolving Credit Agreement and indebtedness under the South African Credit Facility, but excluding, in each case, unused commitments thereunder), preferred stock of $47.8 million, stock rights of $23.3 million and the shareholders' deficit was $61.3 million. The Company's ability to make scheduled interest payments and repayment of principal is dependent upon its future operating performance, which, in turn, is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond the Company's control. Although the Company believes that, based on current operations, it will have sufficient cash flow from operations to service its obligations with respect to its indebtedness, there can be no assurance that the Company will be able to meet such obligations. In the event that the Company is unable to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness, the Company may be required to take certain actions, including delaying or reducing capital expenditures, attempting to restructure or refinance its indebtedness, selling material assets or operations or seeking additional equity. There can be no assurance that the Company will be able to generate cash flow from operations that is sufficient to service its obligations in respect of its indebtedness or that any of such actions could be effected or would be effective to allow the Company to service such obligations.

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

ITEM 2. CHANGES IN SECURITIES

On February 4, 1999 the Company issued 18,950 shares of Class C common stock to DC Cycle L.L.C., a wholly owned subsidiary of Thayer Equity Investors III, L.P. and 3,800 shares of Class C common stock to Perseus Cycle L.L.C., a wholly owned subsidiary of Perseus Capital, L.L.C. for the acquisition of Diamond Back.

During the nine months ended September 26, 1999 the Company issued 2,840 Class A and 710 Class C common shares to executives of the Company for $1,000 per share under the management stock plan.

Since September 26, 1999 the Company has issued 120 Class A and 30 Class C common shares to an executive of the Company for $1,000 per share under the management stock plan.

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

Report on Form 8-K filed September 7, 1999.

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

SIGNATURE                                           CAPACITY                   DATE
                                                    President, Chief
                                                    Executive Officer and
/s/ Gary S. Matthews                                Director (principal
---------------------------------                   executive officer)       November 10, 1999
GARY S. MATTHEWS
                                                    Chief Financial
                                                    Officer (principal
/s/ Daniel S. Lynch                                 financial and
---------------------------------                   accounting officer)      November 10, 1999
DANIEL S. LYNCH


/s/ Frederic V. Malek                               Chairman of the
---------------------------------                   Board and Director       November 10, 1999
FREDERIC V. MALEK


/s/ Alan J. Finden-Crofts
---------------------------------                   Director                 November 10, 1999
ALAN J. FINDEN-CROFTS


/s/ A. Edward Gottesman
---------------------------------                   Director                 November 10, 1999
 A. EDWARD GOTTESMAN


/s/ Frank H. Pearl
---------------------------------                   Director                 November 10, 1999
FRANK H. PEARL


/s/ Warren L. Batts
---------------------------------                   Director                 November 10, 1999
WARREN L. BATTS


/s/ Thomas H. Thomsen
---------------------------------                   Director                 November 10, 1999
THOMAS H. THOMSEN

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Nottingham, England on November 10, 1999.

The Derby Cycle Corporation


By: /s/ Simon J. Goddard
---------------------------------
Name: SIMON J. GODDARD
Title: Company secretary