Form 10-K
period 2000-12-31
DERBY CYCLE CORP
filed 2001-04-13
CIK 1067447

                        SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2000

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


                          The Derby Cycle Corporation
                     300 First Stamford Place (5/th/ Floor)
                        Stamford, Connecticut 06902-6765
          (Address of principal executive offices, including zip code)
                           Telephone: (203) 961-1666
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                 Name of each exchange on which registered: N/A
        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes (X) No ( ).




There were 45,520 shares of Class A common stock and 23,080 shares of Class C common stock of The Derby Cycle Corporation, par value $0.01 per share, outstanding as of April 13, 2001.

                          THE DERBY CYCLE CORPORATION

                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE

                                    PART I

ITEM 1.   BUSINESS........................................................... 1

ITEM 2.   PROPERTIES......................................................... 5

ITEM 3.   LEGAL PROCEEDINGS.................................................. 6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 6

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS............................................................ 7

ITEM 6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA................... 8

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..............................................10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........24

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................26

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...............................................26

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................27

ITEM 11.  EXECUTIVE COMPENSATION.............................................30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....33

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................38

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....E1

                                     PART I

ITEM 1.  BUSINESS

References to the "Company" throughout this document mean The Derby Bicycle Group through May 14, 1998 and The Derby Cycle Corporation and its subsidiaries from May 14, 1998 through December 31, 2000.

Through May 14, 1998, Derby International Corporation S.A. ("DICSA") owned shares, either directly or indirectly, in a number of bicycle and bicycle component companies worldwide that predominantly operate as stand-alone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, collectively referred to as The Derby Bicycle Group, had significant operations in The Netherlands ("Gazelle"), the U.K. ("Raleigh U.K.", and "Sturmey Archer"), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the U.S.A. ("the Derby U.S.A." division of the Company).

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement so that each of its bicycle and bicycle component companies are owned directly or indirectly by The Derby Cycle Corporation, a Delaware corporation with operations in the U.S.A..

Overview

The Company is a leading designer, manufacturer and marketer of bicycles. The Company is a leading bicycle supplier in The Netherlands, Germany, Canada, the U.S.A., the U.K., South Africa and Ireland. Competing primarily in the medium- to premium-priced market, the Company owns or licenses many of the most widely recognized brand names in the bicycle industry, including leading global brands such as Raleigh, Diamond Back and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The Company designs, manufactures and markets a wide range of bicycles in all major product categories: (i) all-terrain or mountain bicycles ("M.T.B.s"), (ii) city bicycles, also called touring or upright bicycles, (iii) hybrid bicycles, also called comfort or cross bicycles, (iv) juvenile bicycles, including bicycle motocross ("B.M.X.") bicycles, and (v) race/road bicycles. The Company distributes branded bicycles through local market networks of independent bicycle dealers ("I.B.D.s") as well as through national retailers, and distributes private label bicycles through mass merchandisers and specialty stores.

As a result of a series of acquisitions and plant expansions, the Company has created a global bicycle business. Organized in 1986 for the purpose of acquiring the Raleigh, Gazelle and Sturmey Archer bicycle and bicycle component businesses from TI Group plc, the Company expanded into the U.S.A. and Germany in 1988. Since then, the Company has acquired additional well-known brands and leveraged its existing manufacturing plants and component sourcing operations.

Since 1990, the Company has invested in labor-saving, flexible production machinery and restructured the workforces at its manufacturing locations. From 1992 to 1993, taking advantage of incentives from the German government, the Company built a factory in Rostock, in the former German Democratic Republic.

The Company's operations are concentrated in Germany, The Netherlands, the U.S.A., the U.K. and Canada, with manufacturing operations in these countries, each led by local management. The Company had 2,745 employees as at December 31, 2000.

The Company maintains marketing or purchasing operations in five additional countries. (See Financial Statements page F34 for details of market and geographical segmental information). Each local operation manages national distribution channels, dealer service and working capital and benefits from shared product design and manufacturing technologies as well as from economies of scale generated by the Company's aggregate purchasing power. Consequently, each local operation has the flexibility to respond to shifts in local market demand and product preference.

History

The Company was organized in 1986 to acquire the Raleigh, Gazelle and Sturmey Archer bicycle and bicycle component businesses from TI Group plc. In 1988, the Company acquired the assets of Neue

Kalkhoff, the second largest bicycle manufacturer in the former Federal Republic of Germany at the time, and established Derby Germany. Also in 1988, the Company acquired the assets of Raleigh Cycle Company of America from Raleigh's U.S. licensee, Huffy Corporation, and the West Coast Cycle division of Medalist Industries Inc. (owner of the Nishiki brand in the U.S.A.). These two businesses were merged to form Raleigh U.S.A.. The Company formed the Probike South Africa operating company with the acquisitions of Cycle and Hardware Factors in 1989, J.H. Slotar in 1990 and Cycle Centre Wholesale in 1991. In 1992, the Company acquired Musing, the German bicycle manufacturer. In 1997, Derby acquired the assets and operations of the Winora and Staiger businesses. Winora-Staiger is a long established bicycle manufacturer and distributor located in southwestern Germany. Also in 1997, Derby acquired the worldwide rights to the Univega brand name and its associated trade names, trademarks and designs and formed Univega as a holding company for the acquisition of the Univega Group in Germany.

On February 4, 1999, the Company acquired the assets (and assumed certain liabilities) of the Diamond Back Group for approximately $44.3 million in cash. The Diamond Back Group consisted of Diamond Back International Company Limited, a private British Virgin Islands company ("Diamond Back"), Western States Import Company Inc., a Delaware corporation ("Western States") and Bejka Trading A.B., a private Swedish company ("Bejka"), each of which was engaged in the bicycle, bicycle parts and accessories and fitness equipment distribution businesses.

On June 6, 2000 the Company determined to dispose of the bicycle component and other engineering component manufacturing segment of its business, Sturmey Archer. The sale of the U.K. assets and certain overseas subsidiaries, with an aggregate book value of $8.0 million, to Lenark Limited, on a going concern basis, was completed on June 30, 2000 for a nominal consideration. Disposal costs of $0.6 million were paid. On October 4, 2000, the business sold to Lenark Limited was placed in liquidation, resulting in additional expenses to be borne by the Company of $1.0 million.

Weather Conditions And Seasonality

Demand for bicycles in the Company's principal markets is influenced by weather conditions. For example, warm weather tends to increase sales of bicycles, and cold, wet weather tends to reduce sales of bicycles. Moreover, demand for bicycles in the Company's principal markets is seasonal, characterized in most cases by a majority of consumer sales in the spring and summer months, with a strong bias towards consumer sales in the last four months of the calendar year in the U.K., South Africa and Ireland. Seasonality in the U.K., South Africa and Ireland is influenced by increased sales of juvenile bicycles in the months preceding Christmas. Accordingly, dealers' peak purchasing months are October and November when they build inventory in anticipation of Christmas sales of juvenile bicycles. The Company seeks to mitigate the impact of the seasonality of the demand for bicycles by varying the amount of labor employed throughout the year. Additional labor is employed in the months before and during the periods of greater consumer sales through the operation of longer shifts and the hiring of temporary workers. In addition, certain of the Company's local operations, such as those in Canada, are closed during periods of low production. There can be no assurance, however, that the Company will be able to successfully respond to changes in demand for bicycles due to variations in weather conditions or to manage its working capital needs. Any failure to so respond may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Like other bicycle manufacturers, the Company also faces competition from bicycles imported from the Far East. In recent years, the impact of this competition has diminished due to the imposition of anti-dumping duties by the E.U. The purpose of anti-dumping duties is to promote fair competition between domestic and foreign suppliers of bicycles by increasing the cost of foreign-supplied bicycles to domestic fair market value. Such anti-dumping duties work by imposing a payment due to be made by the importer at the time of clearing customs. The impact of such anti-dumping duties is to increase the retail price of imported bicycles, thus enabling domestic manufacturers to compete more fairly with imported bicycles. Specifically, imports from the Far East have been constrained by E.U. initiatives such as the 30.6% anti-dumping duty on Chinese bicycles introduced in 1993, which continues in effect until 2004. The E.U. has also imposed anti-dumping duties and tariffs, ranging up to 39.4%, on bicycles imported from most manufacturers in Thailand, Malaysia and Indonesia. In addition, in January 1997, the E.U. strengthened its existing regulations to prevent circumvention through the importation of kits and partially assembled bicycles. Anti-dumping duties were imposed by the E.U. on Taiwan on August 24, 1998 at various rates for different manufacturers for a period of five years. The E.U. is reviewing the anti-dumping duties in respect of specific Chinese manufacturers and could relax, before 2004, the duty paid by importers of products manufactured by them.

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

The Recapitalization and Stock Ownership

On May 14, 1998, the Company consummated a recapitalization. Pursuant to a Recapitalization Agreement dated March 11, 1998 (as amended, the "Recapitalization Agreement"), (i) the Company was restructured (the "Restructuring") such that the Company acquired from DICSA all the capital stock of approximately 70 companies, a controlling interest in Raleigh Canada, Univega, Univega License, the Univega Group, Derby Holdings South Africa and certain other entities, and a minority interest in certain other entities; (ii) each of Derby Finance S.a R.L. ("DFS") (a wholly owned subsidiary of DICSA), Thayer Equity Investors III, L.P. ("Thayer") and Perseus Capital, L.L.C. ("Perseus") purchased (through their respective wholly owned subsidiaries) equity interests in the Company in the amounts of $3.0 million, $50.0 million and $10.0 million, respectively, for cash (collectively, the "Equity Contributions"); and, (iii) DICSA (directly and through DFS) retained an equity interest in the Company and Raleigh Canada having a value of $45.0 million (the "Retained Equity"), based on the amounts invested in the Company's equity by DFS, Thayer and Perseus.

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

In addition, (i) the Company made a cash payment of $146.2 million to DFS (the "DFS Payment"); (ii) equity held by the minority shareholders of Derby Holdings South Africa was redeemed for a cash payment of $1.9 million (the "Redemption Payment"); (iii) the Company repaid its net existing indebtedness (the "Existing Indebtedness"), other than indebtedness of the Company's South African subsidiaries incurred under a credit facility providing for maximum borrowings in an amount approximately equivalent to $6 million (the "South African Credit Facility"), in an amount of $148.1 million;
(iv) the Company and certain of its subsidiaries borrowed $84.9 million under a new secured senior revolving credit agreement; and (v) the Issuers issued $100 million principal amount of 10.0% senior notes and DM110 million principal amount of 9.38% senior notes (collectively with borrowings under the revolving credit agreement, the "Debt Financing"), as of May 14, 1998. The Restructuring, the Equity Contributions, the DFS Payment, the repayment of Existing Indebtedness (other than indebtedness incurred under the South African Credit Facility) and the Debt Financing are collectively referred to as the "Recapitalization".

Shareholders

Subsequent to the Recapitalization, the issue of Class C common stock in February, 1999, the issue during 1999 of Class A and Class C common stock under the management stock plan, and the issue in November 2000 of Series D and Series D-1 preferred stock, the Company's shareholders, assuming the exercise of all warrants and conversion of stock rights under the Raleigh Canada Exchange Agreement, are (i) DC Cycle L.L.C. ("DC Cycle"), a wholly-owned subsidiary of Thayer, which controls approximately 57% of the total voting power of the Company's capital stock, (ii) Perseus Cycle L.L.C. ("Perseus Cycle"), a wholly-owned subsidiary of Perseus, which controls approximately 13% of the total voting power of the Company's capital stock, (iii) DFS, which controls approximately 24% of the total voting power of the Company's capital stock, (iv) Quantum Industrial Partners L.L.C. ("Quantum"), an affiliate of Soros Private Equity Partners L.L.C. ("Soros"), which controls approximately 5% of the total voting power of the Company's capital stock and (v) members of the Company's management, who control approximately 1% of the total voting power of the Company's capital stock. Prior to the Recapitalization, the Company was wholly-owned by DICSA through its subsidiary, DFS.

Global Bicycle Industry Overview.

The global bicycle industry, including bicycles, parts and accessories, is estimated by management to have total retail sales in excess of $20 billion. The bicycle manufacturing segment of the industry, with annual production of approximately 100 million units, is competitive, highly fragmented and locally driven. Bicycles are produced throughout the world in approximately 65 countries with product demand, design and distribution driven by varying local market dynamics and consumer preferences. In general, bicycles are marketed and sold through two primary distribution channels: I.B.D.s and mass merchandisers. I.B.D.s typically carry a broad range of relatively high priced, high quality bicycles, while mass merchandisers tend to offer relatively lower priced bicycles focused primarily on the juvenile market. The Company manufactures and markets bicycles across all major product categories and distributes through both the I.B.D. channel and the mass merchandiser channel. Management believes that the Company is an industry leader because it offers its customers high quality, comprehensive product lines in each of its local markets.

ITEM 2.  PROPERTIES

The Company manufactures at sites in the U.K., the Netherlands, Germany, Canada and the U.S.A.. The Company sold the Raleigh U.K. warehouse site in July 2000. Raleigh U.K. entered into a lease for a new warehouse for its parts and accessories business unit in May 2000. Except for the U.K. and U.S.A., these manufacturing sites are owned by the Company. The U.K. and U.S.A. manufacturing sites and certain warehouse and office facilities in Europe, South Africa and Taiwan, are leased. See the following tables on freehold and leasehold properties. The Company believes that it has satisfactory title to or valid rights to the use of all of its material properties.

Operating entity           Location                         Leasehold property
Derby Germany............. Cloppenburg, Germany............ Factory
Derby Germany............. Rostock, Germany................ Factory
Derby Germany............. Sennfeld, Germany............... Factory and offices
Gazelle................... Dieren, The Netherlands......... Factory and offices
Raleigh Canada............ Oakville, Canada................ Offices and warehouse
Raleigh Canada............ Waterloo, Canada................ Factory

Operating entity           Location                         Leasehold property
Derby Cycle Corporation... Stamford, Connecticut........... Offices
Derby Germany............. Kirchheim, Germany.............. Offices and warehouse
Derby Germany............. Nidwalden, Switzerland.......... Offices and warehouse
Derby Sweden *............ Gothenberg, Sweden.............. Offices and warehouse
Derby Trading Co *........ Shenzhen, China................. Offices and warehouse
Derby Trading Co *........ Taipei, Taiwan.................. Offices
Derby Trading Co *........ Taichung, Taiwan................ Offices and warehouse
Derby U.S.A............... Bolingbrook, Illinois........... Warehouse
Derby U.S.A............... Camarillo, California........... Warehouse and offices
Derby U.S.A............... Hanover Park, Illinois.......... Warehouse
Derby U.S.A............... Kent, Washington................ Factory and offices
Probike................... Bloemfontein, South Africa...... Warehouse
Probike................... Durban, South Africa............ Warehouse
Probike................... Ottery, Cape Town, South Africa. Warehouse
Probike................... Port Elizabeth, South Africa.... Offices and warehouse
Probike................... Sandton, South Africa........... Offices and warehouse
Raleigh Ireland........... Dublin, Republic of Ireland..... Offices
Raleigh U.K............... Nottingham, England............. Factory and offices

* Derby Sweden and Derby Trading Co are units included in the reportable business segmental reports as part of "Other companies".

All the freehold property is pledged as security for the Company's secured senior multi currency credit facility of DM209.4 million (the "Revolving Credit Facility").

The Company is in the process of closing its Stamford, Connecticut offices and the manufacturing operations at its Kent, Washington facility.

ITEM 3.  LEGAL PROCEEDINGS

Product Liability

Due to the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. The plaintiffs in these lawsuits generally seek damages, in amounts that may be material, for personal injuries allegedly sustained as a result of alleged defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim) and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The settlement of a significant number of insured claims, the settlement of a claim exceeding the Company's insurance coverage or the successful assertion or settlement of an uninsured claim could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that insurance will remain available, or, if available, will not be prohibitively expensive. The self-insured retention under the Company's insurance policies is currently $125,000 per claim for domestic claims and $1,000 for foreign claims; however, prior to 1993, the self-insured retention for domestic claims was $1.0 million per claim. Not all claims arising during the period in which the Company's self-insured retention for domestic claims was $1.0 million have been resolved and it is possible that additional claims may be filed. The aggregate amount of liability under existing and potential claims could exceed the reserves of $584,000 established by the Company as at December 31, 2000 for product liability claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of equity of the Company.

Recent Sales of Unregistered Securities and Balance of Shares in Issue

                                                     Dec 31,   Dec 31,   Dec 31, April 13,
                                                      1998      1999      2000      2001
                                                   --------- --------- --------- ---------
Class A common stock held by DFS..................   21,700    21,700    21,700    21,700
Class A common stock held by DC Cycle (1).........   12,500    12,500    14,188    14,188
Class A common stock held by Perseus (1)..........   10,000    10,000    11,688    11,688
Class A common stock held by Quantum (2)..........        -         -     5,624     5,624
Class A common stock held by resigning CEO (3)....        -     1,200     1,200         -
Class A common stock held by former director (4)..        -         -        40        40
Class A common stock held by management (5).......        -     1,760     1,860     1,280
Class A common stock held by DICSA (6)............    8,300     8,300     8,300     8,300
Class B common stock held by DICSA (6)............   15,000    15,000    15,000    15,000
Class C common stock held by DC Cycle (7).........        -    18,950    20,200    20,200
Class C common stock held by Perseus (7)..........        -     3,800     5,050     5,050
Class C common stock held by resigning CEO (3)....        -       300       300         -
Class C common stock held by other directors (4)..        -         -        10        10
Class C common stock held by management (5).......        -       440       465       320
Series A preferred stock held by DC Cycle.........   25,000    25,000    25,000    25,000
Series B preferred stock held by DFS..............    3,000     3,000     3,000     3,000
Series D preferred stock held by Quantum (8)......        -         -     7,500     7,500
Series D preferred stock held by Thayer (8).......        -         -     2,250     2,250
Series D preferred stock held by Perseus (8)......        -         -     2,250     2,250
Series D-1 preferred stock held by Thayer (9).....        -         -     3,705     3,705
Series D-1 preferred stock held by Perseus (9)....        -         -     3,705     3,705
                                                   --------- --------- --------- ---------

(1) Includes warrants to purchase 1,688 shares of Class A common stock issued in connection with the issue of Series D preferred stock at the time of the refinancing in November 2000.
(2) Warrants to purchase 5,624 shares of Class A common stock issued in connection with the issue of Series D preferred stock at the time of the refinancing in November 2000.
(3)  Issued to resigning CEO.
(4)  Issued to a former non executive director.
(5) Issued to management. There are 6 current members and 2 former members of the Company's management who hold shares of Class A and Class C common stock as at April 13, 2001.
(6) Represents the right of DICSA to acquire 15,000 shares of Class B common stock and 8,300 shares of Class A common stock under the Raleigh Canada Exchange Agreement.
(7) Issued on acquisition of Diamond Back and includes warrants to purchase 1,250 shares of Class C common stock issued in connection with a $7 million bridge loan provided to the Company by Thayer and Perseus.
(8) In November 2000 the Company issued Series D preferred stock, which is redeemable at any time at the option of the Company, and redeemable by the holder upon a change of control as defined under the Company's indentures governing its senior high yield notes, in each case, subject to restrictions contained in the Company's senior credit facility. The shares bear an annual cumulative dividend of 30% accruing until redemption.
(9) In November 2000 the Company converted $7,410,000 of junior subordinated notes and accrued interest held by Thayer and Perseus into Series D-1 preferred stock which was at fair value. The shares bear an annual cumulative dividend of 19% accruing until redemption.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

Selected Historical Financial Data

Set forth below are selected historical financial data of the Company in $ millions as of the dates and for the periods presented. The selected historical financial data as of December 31, 1996, 1997, 1998, 1999 and 2000 are derived from the audited combined and consolidated financial statements of the Company adjusted to show , (i) the results of discontinued operations separately, (ii) revenues received from customers in respect of shipping and handling costs, which were previously offset against the related costs, reclassified as part of net revenues, and (iii) the reclassification of Class C common stock to preferred stock. The information contained in this table should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations," including the information under the sub-heading "Liquidity and Capital Resources" therein, and the consolidated financial statements and accompanying notes thereto on pages F1 to F40.

                                                         For the years ended December 31,
                                                ------------------------------------------------
$ millions                                        1996      1997      1998      1999      2000
                                                --------  --------  --------  --------  --------
Net revenues................................... $ 433.3   $ 445.1   $ 450.0   $ 529.6   $ 526.7
Cost of goods sold.............................  (326.8)   (329.0)   (335.5)   (397.2)   (412.5)
                                                --------  --------  --------  --------  --------
Gross profit...................................   106.5     116.1     114.5     132.4     114.2
Selling, general and administrative expenses...   (78.7)    (89.8)    (91.1)   (109.2)   (121.8)
Recapitalization costs (1).....................       -         -      (5.9)        -         -
Restructuring charge (2).......................       -         -         -      (4.5)     (0.8)
Non-recurring items (3)........................       -         -         -      (4.2)     (1.3)
Impairment of property, plant and equipment....       -         -         -         -      (1.0)
Gain on dispositions of property, plant and
 equipment.....................................       -         -         -       3.7       1.6
                                                --------  --------  --------  --------  --------
Operating income (loss)........................    27.8      26.3      17.5      18.2      (9.1)
Interest expense...............................    (8.2)     (7.5)    (17.1)    (26.5)    (31.5)
Interest income................................     0.8       1.0       1.0       0.6       0.4
Other (expense) income, net....................    (2.7)      0.1      (1.3)      1.5       2.0
                                                --------  --------  --------  --------  --------
Income (loss) from continuing operations
 before income taxes, minority interest
 and extraordinary item........................    17.7      19.9       0.1      (6.2)    (38.2)
Provision for income taxes.....................    (7.6)    (10.1)     (6.9)     (4.6)     (5.3)
Minority interest..............................       -      (0.1)     (0.1)     (0.1)        -
                                                --------  --------  --------  --------  --------
Income (loss) from continuing operations
 before extraordinary item.....................    10.1       9.7      (6.9)    (10.9)    (43.5)
Discontinued operations (4)....................     4.5       2.9       1.4       5.7      (7.8)
Extraordinary item (5).........................       -         -      (0.4)        -         -
                                                --------  --------  --------  --------  --------
Net income (loss)..............................    14.6      12.6      (5.9)     (5.2)    (51.3)
Dividends accrued on and fees on issue of
 preferred stock...............................       -         -      (4.9)     (7.9)    (14.9)
                                                --------  --------  --------  --------  --------
Net income (loss) applicable to common
 shareholders.................................. $  14.6   $  12.6   $ (10.8)  $ (13.1)  $ (66.2)
                                               ========  ========  ========  ========  ========



                                                         For the years ended December 31,
                                                ------------------------------------------------
$ millions                                        1996      1997      1998      1999      2000
                                                --------  --------  --------  --------  --------
Depreciation and amortization.................. $  8.1   $  8.6   $  8.2   $  8.6   $   7.3
Amortization of pension transition asset.......   (2.2)    (2.0)    (2.0)    (1.9)     (2.0)
Amortization of deferred financing costs.......    0.5      0.6      1.4      1.9       4.3
Capital expenditures (including discontinued...
 operations)....................................  10.8      7.4      8.3      7.4       8.5
                                                --------  --------  --------  --------  --------

                                                               December 31,
                                                 -------------------------------------------
$ millions                                        1996     1997     1998     1999      2000
                                                 ------   ------   ------   ------   -------
Cash and cash equivalents...................... $  8.8   $ 15.4   $ 17.5   $ 28.9   $  19.6
Working capital................................   80.0     63.3     73.2     90.5      52.7
Total assets...................................  262.2    289.1    332.1    393.1     355.8
Total debt, including current portion (6)......   78.6    102.2    226.7    245.6     249.5
Preferred stock with redemption rights.........      -        -     45.4     76.9     111.0
Stock rights (7)...............................      -        -     23.3     23.3      23.3
Shareholders' equity (deficit).................   83.1     81.9    (70.1)   (86.0)   (159.4)
                                                 ------   ------   ------   ------   -------



(1) Recapitalization costs of $5.9 million in 1998 included legal, accounting and investment banking fees incurred in connection with implementing the Recapitalization on May 14, 1998.

(2) The restructuring charge of $4.5 million in 1999 included the cost of exiting bicycle frame manufacturing in the U.K. and the closure of some Raleigh distribution facilities in Europe as described in Note 2 of the consolidated financial statements. The charge of $0.8 million in 2000 included the relocation of warehouse facilities in the U.K. and the reorganization of the selling and distribution operations of Derby U.S.A..

(3) Non-recurring items of $4.2 million in 1999 included the cost of strategic reviews of aspects of the business and start-up costs of establishing new headquarters. The charge in 2000 included system investigation costs in Germany and involuntary termination benefits arising from the closure of the Stamford offices, as described in Note 2 of the consolidated financial statements.

(4) Income from discontinued operations and loss on disposal of discontinued operations.

(5) Loss on early extinguishment of debt.

(6) Excludes letter of credit.

(7) Reflects Class A common stock having a value of $8.3 million and Class B common stock having a value of $15.0 million issuable to DICSA upon exchange of the Raleigh Canada Preferred Stock. The Raleigh Canada Preferred Stock may be redeemed subsequent to the vesting of the Company's right to exchange such stock for shares of its common stock, at the option of DICSA under certain circumstances, for a cash payment of $23.3 million, plus all accrued and unpaid dividends thereon. No dividends have been accrued on the Raleigh Canada Preferred Stock as they have been waived and renounced.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the attached consolidated financial statements.

The Company is a leading designer, manufacturer and marketer of bicycles. Competing primarily in the medium- to premium-priced market, the Company owns or licenses many of the most recognized brand names in the bicycle industry, including leading global brands such as Raleigh, Diamond Back and Univega, and leading regional brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. For the fiscal years ended December 31, 1998, 1999 and 2000 the Company had net revenues of $450.0 million, $529.6 million, and $526.7 million respectively, and EBITDA of $29.6 million,$29.9 million and an EBITDA loss of $0.7 million, respectively.

The Company operates in eleven countries around the world with a majority of its operations conducted in countries other than the U.S.A.. In 2000, 56% of the Company's net revenues were denominated in currencies which are denominations of the Euro, 21% were denominated in U.S. Dollars, 11% were denominated in Pounds Sterling and 12% were denominated in other currencies. The Company reduces its currency exposure by maintaining operations in the major markets in which it sells its products. The Company further mitigated foreign exchange risk in 1999 by purchasing currency options and entering into forward purchase contracts at the beginning of the season. However, as a result of the Company's curtailment of its hedging program both in 2000 and 2001, the Company faced, and will continue to face, significant exposure to foreign exchange risk (please see "Quantitative and Qualitative Disclosures about Market Risk" for further details).

In 2000 the Company determined to drive sales growth and source components for the manufacturing process on a global basis. This focus on growth led to increased expenses and working capital. This resulted in a net loss for the year of $51.3 million and the use of $26.3 million of cash by operating activities. The weak financial results of the Company caused a breach of the financial covenants under the Revolving Credit Facility and the Company is currently in default thereunder. See "Revolving Credit Facility and Covenants under the Revolving Credit Agreement". While the Company is in default of the financial covenants under the Revolving Credit Facility, there can be no assurance that interest on its senior notes will be paid. See "Liquidity and Capital Resources". Since the year-end the Company has taken significant steps to improve future prospects.

Results of Operations

Comparison of year ended December 31, 2000 to year ended December 31, 1999

General. The Company's focus on growth produced a 7% increase in selling price and increased sales volume in all markets other than U.S.A. and U.K.. These other markets produced two-thirds of the Company's revenues and achieved 14% growth in units sold. Sales fell in the U.S.A. and U.K. due to the disruption arising from the reorganization of manufacturing, selling and distribution operations and some lackluster products. Reported revenues were reduced upon translation into dollars due to the weakness of the home currencies of the Company's foreign operations, particularly in Europe.

Gross profit margin dropped by $18.2 million, equivalent to 3.3 percentage points, due to the disruption referred to above in the U.S.A. and U.K., as well as in Germany, while excess inventories accumulated and had to be sold at discounted prices. Furthermore, the lack of credit available under the Revolving Credit Facility resulted in the curtailment of the hedging program, which left the Company exposed to the full impact on margins of the weakening of the Euro against the dollar.

Selling, general and administrative expenses rose, in part, due to increased expenses of the corporate headquarters, corporate marketing initiatives, consultants' fees and the internet operation: the expense of these rose to $15.2 million in 2000, compared with $5.1 million in 1999, when the Stamford, Connecticut office was opened in the middle of that year. Distribution expenses rose by $5.0 million due to higher freight rates and smaller loads caused by the disruption and drive for growth explained above.

Restructuring charges and non-recurring items of $2.1 million were incurred in changing the focus of the business. Furthermore, interest expense increased by $5.0 million to $31.5 million as the Company had to seek additional debt financing to cover its cash outflow. Finally, the sale of the Sturmey Archer business to a purchaser who subsequently went into liquidation resulted in an aggregate loss of $8.3 million from the initial sale and subsequent claims from suppliers to that business.

Since the year-end the Company has taken significant steps to improve future prospects. The Stamford, Connecticut office is being closed down, and both the employees and certain consultancy arrangements have been terminated. Experienced senior management have been appointed at corporate level and in the U.S.A., to
(i) stabilize the business, only pursuing growth where prudent and economic to do so, (ii) cut back on unnecessary corporate overhead, and (iii) manage cash flow through the Company's February/March/April 2001 peak season. Selling prices were increased to recover adverse changes in foreign exchange rates and the Company intends to re-start hedging again when it has the facility to do so.

The Company manages its business in six major operating units as shown in the following tables. The Chinese and Taiwanese sourcing operations (Derby Trading Co.), certain small European distribution companies, the internet operation (Bikeshop.com), non-operating companies, the headquarters and consolidation adjustments are included in "Other companies and group transactions". All comparisons in the following discussion and analysis are against the year ended December 31, 1999, unless otherwise stated. Operating unit figures for 1999 have been re-translated using 2000 foreign exchange rates to facilitate comparison. The results for 1999 and 2000 of Sturmey Archer, which was sold on June 30, 2000, have been excluded from the calculation of operating income, but included in the balance sheets, statements of cash flows and as income from discontinued operations in the statement of operations.

Units sold:                                     Year ended
                                             ----------------
Thousands of bicycles                        Dec 31,  Dec 31,
                                                1999     2000
                                             -------  -------
Raleigh U.K..................................    502      407
Gazelle......................................    338      382
Derby Germany................................    584      640
Derby U.S.A..................................    515      439
Raleigh Canada...............................    248      284
Probike......................................    177      214
Other companies and group transactions.......     11       22
                                             -------  -------
   Total units sold..........................  2,375    2,388
                                             =======  =======

Units sold. Units sold increased by 13 thousand units for 2000. Part of this increase arose from the exclusion of sales of 16 thousand Diamond Back units in January 1999 from the 1999 results, as that business was acquired on February 4, 1999. Particularly strong growth was seen at Gazelle and Derby Germany following successful product range launches, advertising and lower retail inventories. In Canada, sales grew in the private label channel as orders were won from offshore competitors, while Probike in South Africa increased inventory levels to avoid sales lost in previous years when this was cut-back too far.

The drop in sales volume at Raleigh U.K. arose because a major customer ended 1999 with excess inventory and cut back its purchase from 12 thousand units in the first quarter of 1999 to less than 1 thousand units in the first quarter of 2000. Sales to that customer have also suffered from the introduction of competing brands in the U.K., especially Schwinn and GT, leading to a reduction of 24 thousand units in sales for the balance of the year. Schwinn and GT have withdrawn from the U.K. market in 2001. Sales also suffered from less availability from stock due to the longer lead-time on out-sourced frames compared with the in-house manufacture which ceased in December 1999: this is estimated to have caused the loss of sales of 15 thousand units as demand was concentrated more towards the lower price-points than had been anticipated. The supply of play-bikes (those with wheels of 14 inches diameter or less) was out-sourced in January 2000. The initial shipments were of poor quality and required substantial rectification work, leading to lost sales, which were 27 thousand units below 1999. Finally, sales of the main product line were adversely impacted by a greater swing in customer preference to models with suspension, where the Raleigh product range was weak.

In the U.S.A., while the I.B.D. market was up by 8.1% in the first three quarters, the Company could not take advantage of this growth because its manufacturing operation could not meet demand due to the unforeseen complications resulting from adding the Diamond Back range, including an increase in the number of discrete products manufactured and the addition of a second shift in manufacturing. As a result, sales were 28 thousand units lower in the first three quarters. In the fourth quarter, sales fell by 48 thousand units (32%), as demand for bicycles fell, with the segments most affected being M.T.B., down 17%, and B.M.X., down 20%, which are the key segments for Raleigh and Diamond Back, respectively. Derby U.S.A.'s performance was worse than the overall market due to the adverse impact of a major sales force reorganization in August 2000 and the closure of the East Coast warehouse.

Net revenues:                                           Year ended
                                                     ----------------
$ millions                                           Dec 31,  Dec 31,
                                                        1999     2000
                                                     -------  -------
Raleigh U.K......................................... $  76.6  $  67.1
Gazelle.............................................   107.9    130.8
Derby Germany.......................................   127.1    153.7
Derby U.S.A.........................................   121.1    109.8
Raleigh Canada......................................    23.1     25.5
Probike.............................................    14.7     17.4
Other companies and group transactions..............    16.2     22.4
                                                     -------  -------
    Total at comparable foreign exchange rates......   486.7    526.7
    Re-translation to actual foreign exchange
    rates...........................................    42.9        -
                                                     -------  -------
    Total net revenues as reported.................. $ 529.6  $ 526.7
                                                     =======  =======

Net revenues at comparable foreign exchange rates for 2000 grew by $40.0 million (8.2%). This was driven by the increase in bicycle units sold of 0.6% and an increase in average unit selling price of 6.5%. Third party sales by Derby Trading Co. grew by $6.0 million as the business of sourcing Diamond Back products for licensees was acquired only at the end of 1999.

The increase in price was driven by the success of upscale models at Gazelle, an increase in models sold with suspension and sales price increases, offset by a weaker mix from increasing sales through mass merchandisers. The relative weakness of the Euro in 2000, together with, to a lesser extent, Pound Sterling and the South African Rand, reduced the reported growth in consolidated net revenues by 8.1% upon translation of net revenues into U.S. Dollars at the actual rates applicable to each year.

Sales of parts and accessories saw double digit percentage growth, with all markets apart from the U.S.A. growing. Parts and accessories revenues fell at Derby U.S.A. as the sales force was reorganized and due to the disruption while the Diamond Back and Raleigh parts and accessories warehousing was consolidated. The recovery seen in the Diamond Back fitness business of Derby U.S.A. in the last quarter of 1999 with the launch of the new range of products continued, with revenues up 56% on year ago.

Gross profit. Gross profit of $114.2 million for 2000 compares with $132.4 million for 1999. The drop of $18.2 million mainly arose in Germany, where a new Enterprise Resource Planning ("E.R.P.") computer system was installed in the second half of 1999. The E.R.P. system is designed to facilitate the accurate and timely ordering of components to meet production requirements and to produce manufacturing data used in the preparation of management and financial reports. The system was not fully functional during 2000, meanwhile the previous system had been discontinued. As a result, excess inventory built-up in Germany and inefficient production and adverse foreign exchange rates were not evaluated until the end of the third quarter. An additional inventory reserve of $3.7 million was established in the third quarter to reduce excess inventories in Germany to their realizable values. Furthermore, a change to double shift working on the assembly tracks in Germany in order to meet increased demand lowered productivity, costing $3.9 million. Lastly in Germany, the weakening of the Euro during 2000 was not hedged and could not be recovered in increased selling prices, leading to a loss of $3.6 million.

In the U.K. and U.S.A., inventory reserves were also increased by $2.3 million, in aggregate, to cover inventory issues following changes in manufacturing methods at those operations. Surplus inventory arose in the U.K. as the manufacture of frames stopped at the beginning of the year and an inflexible manufacturing procedure was introduced. The U.S.A. commenced double shift working in the first half of 2000, but this was found to be difficult to manage and manufacturing has reverted to single-shift working.

Excess component inventory built-up in that period as production did not achieve anticipated levels. Furthermore, the lower manufacturing output in the U.S. plant in the last quarter of 2000 resulted in the under-recovery of $0.5 million of fixed manufacturing expenses. Lastly in the U.S.A., a weaker product mix, due to the late introduction of upscale models, together with discounting, necessary to both close out 2000 model year products before the September introduction of 2001 models, and to clear excess and discontinued inventories of parts and accessories and fitness equipment, reduced gross margins by a further $2.5 million.

Consultants were engaged in Germany, the U.K. and U.S.A. to review a number of manufacturing issues, at a cost of $1.4 million, which has been expensed as part of cost of goods sold. Additional factors which reduced gross profit included a weaker distribution mix, with a higher proportion of mass merchandiser sales in the U.K., Germany and Canada, plus lower recovery of production expenses on the lower production volumes in the U.K.. Some improvement in the gross profit was made through a modest increase in Gazelle's margins and higher shipping re-charges, to recover part of the increase in shipping rates.

Gross profit for 2000 includes $4.7 million of net periodic pension income on the pension plans for manufacturing employees which the Company operates, compared with $4.3 million in 1999.

Selling, general and administrative expenses:                          Year ended
                                                                    -----------------
$ millions                                                          Dec 31,   Dec 31,
                                                                       1999      2000
                                                                    -------   -------
Operations.......................................................   $  96.7   $ 108.0
Bikeshop.com.....................................................       0.1       2.4
Headquarters and corporate expenses..............................       5.0       9.4
Consulting expenses*.............................................         -       2.0
                                                                    -------   -------
  Translated at comparable foreign exchange rates................     101.8     121.8
Re-translation to actual foreign exchange rates..................       7.4        -
                                                                    -------   -------
  Total selling general and administrative expenses
    as reported..................................................   $ 109.2   $ 121.8
                                                                    =======   =======

* Excludes consulting expenses of $4.2 million in 1999 expensed in non-recurring items and $1.4 million in 2000 expensed in cost of goods sold.

Selling, general and administrative expenses. Selling, general and administrative expenses at comparable foreign exchange rates increased by $20.0 million for 2000. At the operating level, the increase included $1.6 million of expenses at Diamond Back in January 1999 which were not included in the 1999 results since that business was acquired on February 4, 1999, giving a $9.7 million increase in operating expenses on a pro forma basis. Distribution expenses increased by $5.0 million (19%) for 2000 due to higher shipping rates and small loads due to limited availability of products in inventory. In addition, the allowance for doubtful trade accounts at Raleigh U.S.A. was increased by $1.5 million to cover the increase in accounts receivable over 60 days overdue. The remaining increases in expenses of $3.2 million arose in The Netherlands, Germany and the U.S.A., where administrative expenses increased due to lower discounts received, legal and recruiting expenses, plus higher bonuses at Gazelle.

The $2.4 million in expenses of the internet business, Bikeshop.com, were in line with management's expectations, but did not produce the revenue growth anticipated. Since the year-end, management have decided to close down Bikeshop.com in view of the disappointing sales and the conflict with the Company's main channel of distribution in the U.S.A. through I.B.D.s. The corporate headquarters in Stamford, Connecticut were opened in June 1999, and therefore the 1999 results only included a half year's expense for that establishment. In December 2000 the Company decided to close down the Stamford headquarters to reduce expenses in the future.

Consulting expenses in 2000 represented fees paid for a global sourcing project to reduce component costs by sourcing components on a company-wide basis.

Selling, general and administrative expenses for 2000 are stated after deduction of $2.6 million, representing net periodic pension income on the pension plans which the Company operates for staff. This represents an increase of $1.5 million compared with 1999, which arose, in the main, from strong investment performance.

The above increases were reduced upon translation into U.S. Dollars at the actual rates applicable for each year, due to the relative weakness of European currencies in 2000.

Operating income:                                                        Year ended
                                                                     -----------------
$ millions                                                           Dec 31,   Dec 31,
                                                                        1999      2000
                                                                    --------  --------
Raleigh U.K.........................................................$  2.5    $  (1.0)
Gazelle.............................................................   15.2      19.0
Derby Germany.......................................................    2.8      (7.7)
Derby U.S.A.........................................................    2.1      (8.2)
Raleigh Canada......................................................    2.4       0.3
Probike.............................................................    1.2       1.5
Other companies and group transactions..............................   (5.7)    (11.5)
                                                                    --------  --------
  Underlying operating income at comparable foreign exchange rates..   20.5      (7.6)
Re-translation to actual foreign exchange rates.....................    2.7         -
Restructuring charge................................................   (4.5)     (0.8)
Non-recurring items.................................................   (4.2)     (1.3)
Impairment of property, plant and equipment.........................      -      (1.0)
Gain on dispositions of property, plant and equipment...............    3.7       1.6
                                                                    --------  --------
  Total operating income as reported................................$  18.2   $  (9.1)
                                                                    ========  ========

Operating income. The underlying operating loss, at comparable foreign exchange rates, of $7.6 million for 2000, compares with operating income of $20.5 million for 1999. The reversal in operating results of $28.1 million compared with year ago was the result of the reduction in gross margin at comparable foreign exchange rates of $8.1 million and increases of $20.0 million in selling, general and administrative expenses. The 2000 figures were reduced, relative to 1999, upon translation into U.S. Dollars at the actual foreign exchange rates applicable for each year, due to the relative weakness of European currencies in 2000.

Restructuring charge and non-recurring items. The Company reorganized parts of its business in 1999, as described in Note 2 of the consolidated financial statements, at an aggregate expense of $8.7 million.

In 2000, the U.S. sales forces for Raleigh and Diamond Back were combined, resulting in employee termination expenses of $0.6 million, while $0.2 million of expenses were incurred in the relocation of the U.K. parts and accessories business.

$0.2 million of expenses incurred in the investigation of the German E.R.P. system issues have been expensed as a non-recurring item. Non-recurring items also include $1.1 million in severance costs resulting from the closure of the Stamford, Connecticut headquarters.

Impairment of property, plant and equipment. The software and equipment of the internet operation, Bikeshop.com, was written down by $1.0 million to no value, as the lack of profitability in that business impaired the recoverable value of the assets. Bikeshop.com has been closed since the year-end. Management have reviewed the recoverable value of the Company's other property, plant and equipment and intangibles and believe that the values are recoverable from projected future cash flows.

Gain on dispositions of property, plant and equipment. The final part of the freehold U.K. land was sold in 2000 for $3.2 million cash, realizing a gain of $2.2 million over book value. Additional costs of $0.6 million associated with the property disposition in December 1999 were identified in 2000 and therefore expensed.

Interest expense:                               Year ended
                                            --------------------
$ millions                                  Dec 31,      Dec 31,
                                               1999         2000
                                            -------      -------
Senior Notes................................$ 15.6       $ 15.4
Subordinated Note...........................   3.8          5.0
Revolving Credit Facility...................   4.3          4.8
Bridge Loan.................................     -          0.4
Other interest..............................   0.9          1.6
Amortization of deferred financing costs....   1.9          4.3
                                            -------      -------
   Total interest expense...................$ 26.5       $ 31.5
                                            =======      =======

Interest expense. Interest expense increased by $5.0 million for 2000, of which $0.4 million represents the fair value of Class C common stock warrants issued in consideration for the use of a $7.0 million bridge loan provided to the Company by Thayer and Perseus from February 15, 2000 to July 31, 2000 and $2.4 million resulted from increased amortization of the deferred financing costs on the Revolving Credit Facility as a consequence of the shorter term of the Revolving Credit Facility, which terminates on June 30, 2002. The remaining increase was caused by three factors: (i) higher revolver borrowings, (ii) interest paid to vendors on overdue accounts payable plus (iii) interest on the Subordinated Note for January 2000 and the effect of compounding the interest thereon: the Subordinated Note was issued on February 4, 1999 and therefore the 1999 figures only include 11 months interest on the Subordinated Note. Interest on the Subordinated Note is accrued and is due for payment in 2009.

Provision for income taxes:                     Year ended
                                              ----------------
$ millions                                    Dec 31,  Dec 31,
                                                 1999     2000
                                              -------  -------
Current taxes..................................$ 3.9    $ 2.9
Deferred taxes.................................  0.7      2.4
  Total provision for income taxes.............$ 4.6    $ 5.3

The tax charge increased due to the higher income earned in The Netherlands.

Taxable losses continue to be made in certain jurisdictions, including Germany, the U.S.A. and U.K. which cannot be offset against the taxable income in other jurisdictions, including The Netherlands, where income has increased, leading to an increase in the provision for income taxes in 2000.

Net loss. The net loss increased by $46.1 million in 2000. The increase in loss was the result of the lower gross profit, higher selling, general and administrative expense, higher interest expense, a book loss of $8.3 million on the disposition of Sturmey Archer and a higher provision for income taxes, offset by lower restructuring charges and non-recurring items than in 1999.

Dividends accrued on preferred stock. Dividends were not accrued on the preferred stock in the first quarter of 1999 to correct an over-accrual in 1998, leading to an unusually low accrual of $3.7 million in 1999. The accrual for dividends payable on preferred stock increased to $8.3 million in 2000 as additional preferred stock was issued in 2000.

EBITDA:                                                Year ended
$ millions                                          -----------------
                                                    Dec 31,   Dec 31,
                                                       1999      2000
                                                    -------   -------
Raleigh U.K........................................  $ 3.6    $ (0.4)
Gazelle............................................   15.4      20.2
Derby Germany......................................    5.4      (4.4)
Derby U.S.A........................................    2.8      (7.4)
Raleigh Canada.....................................    2.7       0.7
Probike............................................    1.3       1.5
Other companies and group transactions.............   (4.6)    (10.9)
                                                    -------   -------
    Total EBITDA at comparable exchange rat........   26.6      (0.7)
Re-translation to actual foreign exchange rates....    3.3         -
                                                    -------   -------
    Total EBITDA as reported                         $29.9    $ (0.7)

EBITDA. EBITDA decreased by $27.3 million below year ago at comparable exchange rates due to the lower underlying operating income. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted supplemental indicator of an entity's ability to incur and service debt. However, EBITDA should not be considered by an investor as an alternative to net income or operating income as an indicator of operating performance, or as an alternative to cash flows as a measure of liquidity.

EBITDA  is calculated as follows (excluding discontinued operations):

EBITDA:                                                             Year ended
$ millions                                                       -----------------
                                                                 Dec 31,   Dec 31,
                                                                    1999      2000
                                                                 -------   -------
Underlying operating income at actual foreign exchange rates.... $ 23.2    $ (7.6)
Foreign currency contracts allocated to other income............      -       1.6
Depreciation....................................................    8.5       7.0
Amortization....................................................
  Intangibles...................................................    0.5       0.5
  Investment grants.............................................   (0.4)     (0.3)
  Positive goodwill.............................................    0.4       0.5
  Negative goodwill.............................................   (0.4)     (0.4)
  Pension transition asset......................................   (1.9)     (2.0)
                                                                 -------   -------
    Total EBITDA................................................ $ 29.9    $ (0.7)
                                                                 =======   =======

Comparison of year ended December 31, 1999 to year ended December 31, 1998

All comparisons in the following discussion and analysis are against the corresponding twelve month period ended December 31, 1998, unless otherwise stated.

Units sold:                                   Year ended
Thousands of bicycles                       ----------------
                                            Dec 31,  Dec 31,
                                               1998     1999
                                            -------  -------
Raleigh U.K...............................      472      502
Gazelle...................................      303      338
Derby Germany.............................      520      584
Derby U.S.A...............................      279      515
Raleigh Canada............................      306      248
Probike...................................      155      177
Other companies and group transactions....        -       11
                                            -------  -------
  Total units sold........................    2,035    2,375
                                            =======  =======

Units sold. Units sold increased by 340 thousand units for the year ended December 1999, including Diamond Back sales of 252 thousand units. Excluding Diamond Back, units sold increased by 4% in the year ended December 1999. Particularly strong growth was seen at Gazelle and Derby Germany in the I.B.D. sector following successful product ranges and more effective marketing efforts such as the new television advertising in The Netherlands. This led to a combined increase in sales volumes in those markets of 12% for the year. Sales were regained at Raleigh U.K. and Probike behind better value product lines, producing sales volume increases for the year 8% above year ago. Raleigh Canada's sales fell by 19% in the year ended December 1999 as mass merchandisers started the year over-stocked and experienced weak bicycle retail sales.

Net revenues:                                 Year ended
                                           -----------------
$ millions                                  Dec 31,  Dec 31,
                                               1998     1999
                                           -------- --------
Raleigh U.K............................... $  82.1   $ 82.0
Gazelle...................................   111.5    124.5
Derby Germany.............................   125.1    145.0
Derby U.S.A...............................    71.3    121.4
Raleigh Canada............................    28.8     22.6
Probike...................................    17.0     16.8
Other companies and group transactions....    14.2     17.3
Total net revenues....................     $ 450.0   $529.6
                                           =======   ======

Net revenues. Net revenues increased $79.6 million to $529.6 million for the year ended December 1999, including revenues from Diamond Back of $52.2 million. Excluding Diamond Back, revenues grew by 6% in the year ended December 1999. Revenues grew in line with the increase in units sold and included $11.2 million in revenues from the sale of parts and accessories and $4.6 million from fitness equipment in the year ended December 1999 at Diamond Back. Revenues at Probike for the year ended December 1999 in South African Rand increased over year ago by 7% more than the rate of inflation, but showed a decrease upon translation into U.S. Dollars. Overall the hardening U.S. Dollar reduced consolidated revenues by 3.0% in the year ended December 1999 compared with a year ago.

Gross profit. Gross profit for the year ended December 1999 increased by $17.9 million. The margin erosion experienced in the first half of 1999 was reversed during the second half, with a gross margin 0.7 percentage points above the second half of 1998, putting gross margin for the year up to within half a percentage point of 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $18.1 million to $109.2 million for the year ended December 1999. Expenses at Diamond Back of $15.5 million for the eleven months ended December 1999 accounted for nearly all the increase. If the 1998 expenses are adjusted to take out the currency gains of $2.0 million realized in 1998, the $2.7 million adverse impact of a weaker U.S. Dollar in 1998 on the translation of figures into U.S. Dollars and to add in the $15.5 million Diamond Back expenses plus $1.7 million for the new headquarters, the underlying operating expenses were only $1.6 million higher in 1999, despite the 4% increase in bicycle sales volume and inflationary pressures. This was achieved through the reorganization of the various Raleigh operations described below, which reduced expenses by $2.0 million.

Restructuring charge. In order to reduce product costs and selling, general and administrative expenses and maximize the synergy benefits from the Diamond Back acquisition, the Company restructured its businesses in the U.K. and the Raleigh distribution operations in Germany, The Netherlands, Belgium and Ireland, at a cost of $4.5 million as described in Note 2 of the consolidated financial statements.

Raleigh U.K. ceased manufacturing steel bicycle frames at the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by Raleigh U.K. accounted for approximately 50% of all frames sold by the company in 1999, with the balance being fabricated mostly from aluminum and imported from Asia. The Company disposed of the site used for employee car parking, storage and the parts & accessories business. The Company used the $2.5 million net proceeds received in 2000 from the sale of the site to pay down the Revolving Credit Facility. A lease was entered into for new purpose built premises close to Nottingham for the parts and accessories business at an initial annual rental of $0.3 million. Surplus plant with a net book value of $2.1 million was disposed of, realizing $0.5 million. Other components of the restructuring at Raleigh U.K. included streamlining the company's product development and marketing functions.

Management of the Raleigh distribution operations in Germany, The Netherlands and Belgium, previously run on a stand-alone basis, were combined with the Gazelle and Derby Germany operations, although the results are still included in "Other companies" in this discussion for ease of comparison. The Raleigh Ireland warehouse was closed and distribution out-sourced, leaving only a sales and marketing organization in Ireland.

Non-recurring items. The Company completed strategic reviews of aspects of its business, including the logistics of Raleigh and Diamond Back distribution in the U.S.A., a pilot sourcing project to reduce the cost of certain components, and a study of the strength of certain brands. It also established new headquarters. The severance costs, recruitment costs and consulting expenses incurred during 1999 in completing these steps aggregated $4.2 million.

In July 1999 the Company restructured its corporate management and established its headquarters in Stamford, CT to reorganize the finance, marketing and sourcing functions of the Company on a global basis.

Gain on property disposition. In December 1999 the Company contracted with the University of Nottingham for the sale and leaseback of the main manufacturing sites in Nottingham, U.K. of Raleigh U.K. and Sturmey Archer with an aggregate net book value of $0.7 million. The proceeds, net of selling expenses, of $13.5 million were received before the year-end and were used to fund working capital during the 2000 Peak Season, and thereafter applied to a reduction in the Revolving Credit Facility. The Raleigh U.K. site will be vacated by December 2003. The Raleigh U.K. site is being leased back at an annual rental of $0.4 million. Under sale and leaseback accounting provisions, a gain of $11.4 million has been recognized, which represents the excess of the proceeds, net of selling expenses, over the balance sheet value of the Raleigh U.K. property and the $1.4 million present value of the future lease premiums. $5.6 million of the gain related to the Sturmey Archer site and has been included in income from discontinued operations. Losses of $2.1 million were incurred in 1999 on the disposal of the Raleigh U.K. frame manufacturing plant and other items.

Operating income:                                           Year ended
                                                         -----------------
$ millions                                               Dec 31,   Dec 31,
                                                            1998      1999
                                                         -------   -------
Raleigh U.K..............................................$  3.2    $  2.4
Gazelle..................................................  14.8      17.1
Derby Germany............................................  (0.5)      2.8
Derby U.S.A..............................................   2.7       2.1
Raleigh Canada...........................................   2.6       2.4
Probike..................................................   1.2       1.4
Other companies and group transactions...................  (0.6)     (5.0)
                                                         -------   -------
    Underlying operating income..........................  23.4      23.2
Recapitalization costs...................................  (5.9)        -
Restructuring charge.....................................     -      (4.5)
Non-recurring items......................................     -      (4.2)
Gain on disposition of property, plant and equipment.....     -       3.7
    Total operating income...............................$ 17.5    $ 18.2
                                                         =======   =======

Operating income. Underlying operating income of $23.2 million for the year ended December 1999 decreased by $0.2 million due to the low gross margin in the first half and higher selling, general and administrative expenses, which was turned round in the last quarter by the strong recovery in sales volumes and margins at Raleigh U.K. and Derby Germany.

Interest expense:                              Year ended
                                            ----------------
$ millions                                  Dec 31,  Dec 31,
                                               1998     1999
                                            -------  -------
Senior Notes............................... $  11.4  $  15.6
Subordinated Note..........................       -      3.8
Revolving Credit Facility..................     3.3      4.3
Other interest.............................     1.0      0.9
Amortization of deferred financing costs...     1.4      1.9
                                            -------  -------
    Total interest expense................. $  17.1  $  26.5
                                            =======  =======

Interest expense. Interest expense increased by $9.4 million to $26.5 million for the year ended December 1999 due to the increased debt and higher interest rate margin following the Recapitalization and the acquisition of Diamond Back. Interest on the Subordinated Note is accrued and is due for payment in 2009.

Other income. As of October 1, 1999, the Company dedesignated all of its hedges. From this date, all changes in fair value of derivatives are recorded as "other income (expense)" in the 1999 Consolidated Statement of Operations.


Provision for income taxes:                    Year ended
                                            ----------------
$ millions                                  Dec 31,  Dec 31,
                                               1998     1999
                                            -------  -------
Current taxes.............................. $  6.0   $  3.9
Deferred taxes.............................    0.9      0.7
                                            -------  -------
    Total provision for income taxes....... $  6.9   $  4.6
                                            =======  =======
Provision for income taxes. Most of the reduction in income before income taxes arose in jurisdictions where the Company is in a tax loss position, principally the U.K., and so reduced the liability to deferred taxes. Only a portion of the reduction in income arose in The Netherlands, where most of the Company's tax liability arises, which created savings in the provision for current taxes of $2.1 million in the year ended December 1999.

Net income. Net loss decreased by $0.7 million to give a loss of $5.2 million in the year ended December 1999. The decrease resulted, in the main, from the increase in interest expense of $9.4 million, the restructuring charge and non-recurring items of $8.7 million as discussed above, offset by the recapitalization costs of $5.9 million in 1998, the $3.7 million gain on the disposition of property, plant and equipment on continuing operations, $5.6 million gain on the disposal of the Sturmey Archer site and the lower provision for income taxes and other expense.


EBITDA:                                        Year ended
                                            ----------------
$ millions                                  Dec 31,  Dec 31,
                                               1998     1999
                                            -------  -------
Raleigh U.K................................ $  4.7     $ 3.6
Gazelle....................................   15.3      17.5
Derby Germany..............................    2.6       5.9
Derby U.S.A................................    3.1       2.8
Raleigh Canada.............................    2.9       2.7
Probike....................................    1.4       1.5
Other companies and group transactions.....   (0.4)     (4.1)
                                            -------  -------
    Total EBITDA........................... $ 29.6    $ 29.9
                                            =======  =======

EBITDA. EBITDA of $29.9 million for the year ended December 1999 increased by $0.3 million over 1998 due to changes in underlying operating income explained above. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted supplemental indicator of an entity's ability to incur and service debt. However, EBITDA should not be considered by an investor as an alternative to net income or operating income as an indicator of operating performance, or as an alternative to cash flows as a measure of liquidity.


EBITDA is calculated as follows (excluding Sturmey-Archer):

EBITDA:                                        Year ended
                                            ----------------
$ millions                                  Dec 31,  Dec 31,
                                               1998     1999
                                            -------  -------
Underlying operating income................ $ 23.4   $ 23.2
Depreciation...............................    8.8      8.5
Amortization
  Intangibles..............................    0.2      0.5
  Investment grants........................   (0.5)    (0.4)
  Positive goodwill........................    0.1      0.4
  Negative goodwill........................   (0.4)    (0.4)
  Pension transition asset.................   (2.0)    (1.9)
                                            -------  -------
    Total EBITDA........................... $ 29.6   $ 29.9
                                            =======  =======
Liquidity and Capital Resources

Demand for bicycles in the Company's principal markets is seasonal, characterized in most cases by a majority of consumer sales in the spring and summer months. The exceptions to this are, firstly, in the U.K., South Africa and Ireland, where consumer sales of bicycles increase in the months preceding
Christmas: accordingly, independent bicycle dealers' ("I.B.D.s") peak purchasing months in those countries are October and November when they build inventory in anticipation of Christmas sales of juvenile bicycles, and secondly in the U.S.A., where I.B.D.s replenish their inventories in the fall with the next season's model range. Excluding this holiday seasonality, the Company's working capital requirements are greatest during February, March and April (the Company's "Peak Season"), as receivable levels increase. The Company offers extended credit terms on sales during the months prior to the Peak Season, although the Company encourages early payments through trade discounts.

Finished goods inventory remains relatively constant throughout the fiscal year and the level of raw materials increases and decreases normally only to accommodate production needs. Work in process represents, on average, eight days' production. Inventory levels reach a minimum at the end of the Peak Season.

Net cash flows used by operating activities increased $19.3 million to a $26.3 million outflow for the year from a $7.0 million outflow in 1999. This decline was principally due to the $27.3 million lower operating result and $3.3 million higher interest payments. This was offset by a $1.7 million tax repayment in the current year and $5.0 million higher reduction in working capital, from $1.2 million in 1999 to $6.2 million in the current year.

Interest of $23.6 million was paid in 2000 compared with $20.3 million a year ago due to the higher level of bank debt and higher interest rates. The net cash flow used by operating activities of $26.3 million and capital expenditure of $8.5 million in 2000 was funded by $19.4 million from the issue of preferred stock, a $9.4 million reduction in cash balances, $7.4 million increase in drawings under the Revolving Credit Facility and $3.3 million from the sale of the remaining U.K. freehold property. Financing costs of $2.8 million and $0.6 million were incurred in increasing the commitment under the Revolving Credit Facility and in the stock issuance, respectively.

The Company's capital expenditures were $7.4 million and $8.5 million in 1999 and 2000, consisting of (i) on-going cost reduction projects, (ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation.

The Company's operations are expected to be financed by operating cash flow and borrowings under the Revolving Credit Facility. For more information on the Revolving Credit Facility, see "Revolving Credit Facility and Covenants under the Revolving Credit Agreement." In fiscal 2001, the Company has planned $6.7 million in capital expenditures, and must make debt service payments under its indebtedness, including its Revolving Credit Facility, $100 million principal amount of 10.0% senior notes (the "Dollar Senior Notes"), DM110 million principal amount of 9.38% senior notes (the "DM Senior Notes" and, collectively with the Dollar Senior Notes, the "Senior Notes"), and $20 million principal amount of 19% Senior Subordinated Note (the "Subordinated Note"). As discussed below in "Revolving Credit Facility and Covenants under the Revolving Credit Agreement", the Company is currently in default under the Revolving Credit Agreement. See "Management's plans".

Debt overview. As of December 31, 2000, the Company had $254.3 million of combined indebtedness, comprising $152.9 million of Senior Notes, the $20.0 million Subordinated Note, $72.4 million of borrowings and $4.8 million of letters of credit and guarantees under the Revolving Credit Facility, and $4.2 million of borrowings under the South African Credit Facility.

Revolving Credit Facility and covenants under the Revolving Credit Agreement. A revolving credit agreement, provides for the DM209.4 million ($100.7 million at the December 31, 2000 exchange rate) secured senior revolving credit facility to be made available to the Company's operating and finance subsidiaries until June 30, 2002 (as amended, the "Revolving Credit Agreement"). Borrowings under this Revolving Credit Facility are available subject to a borrowing base determined as a percentage of eligible assets. The Company's borrowings peak in February, March and April each year.

The Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of shares in any subsidiary, dispose of assets, incur additional indebtedness, incur liens and encumbrances, engage in mergers and acquisitions, exercise certain options, make investments, incur guaranty obligations, make loans, make capital distributions, enter into joint ventures, repay the Senior Notes and to make loans or pay any dividend or distribution to the issuers for any reason other than (among other things) to pay interest (but not principal) owing in respect of the Senior Notes.

In November 2000, the syndicate of banks which provide the Revolving Credit Facility (the "Banks") increased the amounts available under the Revolving Credit Facility by DM26.5 million ($12.7 million at the December 31, 2000 exchange rate) during its next two peak seasons from January 1, 2001 to May 11, 2001 and January 1, 2002 to May 11, 2002 ("Tranche A"). Other amendments to the Revolving Credit Agreement at that time included a new maturity date of June 30, 2002, a 0.25% increase in the annual interest rate charged, an additional 0.25% increase on Tranche A advances, and a revised financial covenant package.

The Company was in breach of the financial covenants under the Revolving Credit Agreement as at December 31, 2000 and continues to be in default. The latest available measurement against the covenants in the Revolving Credit Agreement, which are denominated in Deutsche Marks, is as follows (in millions):

                                       Latest available
                                       measurement date   Covenant      Actual
                                       -----------------  ---------   ----------
Consolidated Adjusted EBITDA......     December 31, 2000  DM   22.2   DM    1.3
Financial Indebtedness............        March 26, 2001      199.7       199.7
Consolidated Adjusted Cashflow....         March 4, 2001      (56.1)      (73.7)
Capital Expenditure...............     December 31, 2000       21.1        17.9

The Company believes that it will not be in compliance with the Consolidated Adjusted EBITDA covenant for the first quarter of 2001 due to the expense of closing both its Stamford, Connecticut headquarters and the manufacturing operations at its Kent, Washington facility.

On January 23, 2001 the Company entered into an amendment (the "Amendment") to its Revolving Credit Agreement, in which the Banks waived the breach by the Company of the Consolidated Adjusted EBITDA covenant for the quarter ended December 31, 2000, the Financial Indebtedness covenant for the month ending February 4, 2001 and the Consolidated Adjusted Cashflow covenant for the 3-months ending February 4, 2001, for the sole purpose of permitting the Company to draw down under the Revolving Credit Agreement. The Amendment requires the Company to use its best endeavors to sell certain non-core assets of the Company and to use the proceeds of any such sales to provide capacity under the Revolving Credit Facility. Similar amendments were entered into on February 27, 2001 and March 15, 2001 for the sole purpose of permitting the Company to further draw down on its Revolving Credit Facility while it is in breach of these covenants. The Revolving Credit Facility is currently fully drawn, including advances of $84.5 million and ancillary facilities of $12.8 million available by way of overdraft, letters of credit and guarantees.

The failure to comply with the provisions of the Revolving Credit Agreement has resulted in an event of default thereunder, and, depending upon the actions of the Banks, all amounts borrowed under the Revolving Credit Agreement, together with accrued interest, could be declared due and payable at any time. If the Company were not able to repay all amounts borrowed under the Revolving Credit Agreement, together with accrued interest when due, the Banks would have the right to proceed against the collateral granted to them to secure such indebtedness. If the indebtedness outstanding under the Revolving Credit Agreement and the other indebtedness and liabilities of the Company were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness, and that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the Senior Notes and the other indebtedness and liabilities of the Company.

Senior Notes and payment of interest thereon. The Senior Notes are issued under indentures (collectively, the "Senior Note Indentures"). The Senior Note Indentures contain certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

A failure to comply with the covenants of the Senior Note Indentures would, if not cured within the applicable grace period, result in an event of default under such indentures, which would cause the principal, together with accrued interest thereon, to become immediately due and payable. An event of default under the Senior Note Indentures would also constitute an event of default under the Revolving Credit Agreement.

Interest on the Senior Notes is payable bi-annually on May 15 and November 15. The next interest payment of $7.5 million falls due for payment on May 15, 2001. While the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that such interest will be paid.

The Senior Note Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Facility. As of December 31, 2000, the Company had indebtedness outstanding under the Revolving Credit Facility of $77.3 million, which is secured and guaranteed by the obligors thereunder through a first priority security interest in all the assets, properties and undertakings of the Company and $4.2 million of borrowings under the South African Credit Facility which are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, an event of default under the Revolving Credit Agreement or the South African Credit Facility, gives the lenders thereunder the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Senior Notes, notwithstanding the existence of any event of default with respect to the Senior Notes.

Management's plans. The Banks have expressed a strong preference for the Company to repay the Revolving Credit Facility during the second half of 2001, when the advances under the Revolving Credit Facility are expected to be at their lowest point of the year. The Company is currently in the process of reviewing its business and exploring all alternatives available in order to repay the Revolving Credit Facility. The Company has engaged Lazard Freres & Co. L.L.C. ("Lazard") to render financial advisory services to the Company in this regard. Lazard are exploring all alternatives available to the Company in order to repay the Revolving Credit Facility, including refinancing the Revolving Credit Facility with asset based lenders, the sale of certain assets and operations and the restructuring of other indebtedness. While management presently has no firm plans to dispose of significant assets or operations, it is possible that the sale of certain assets and operations may involve the disposal of a significant part of the Company's operations. No assessment can be made at this time of the likelihood that any refinancing, sale, or restructure of indebtedness is feasible or can be effectively implemented. The Company believes that any repayment of the Revolving Credit Facility would be made in conjunction with a restructuring of the Senior Notes.

In order both to address its long-term capital and debt service requirements, and in connection with the potential repayment of the Revolving Credit Facility, the Company began working with an informal committee comprised of holders of more than 50% of the principal amount of its Senior Notes, on March 21, 2001, for the purposes of negotiating a consensual restructuring of its outstanding securities. The Company has advised the informal committee of noteholders that any restructuring proposal made by the Company will (a) provide for payment in full of all obligations to the Company's trade creditors that continue to support the Company with customary trade credit and (b) not have any impact on the day-to-day operations with regard to employees, customers, suppliers, distributors and general business.

Although the Company previously generated operating income from continuing operations, the current year's operating loss arose largely due to (i) the increased costs of a new corporate headquarters in Stamford, Connecticut, (ii) fees paid to a number of consultants, (iii) an unsuccessful business-to-consumer internet strategy, (iv) restructuring and non-recurring costs, (v) exchange losses which arose from not hedging its foreign currency exchange exposure, and
(vi) over-ambitious growth at its German operations which resulted in inefficiency due to manufacturing bottlenecks and the accumulation of excess inventory of components. The Company is taking steps to avoid a recurrence of such costs, including the closure of the corporate headquarters in Stamford, Connecticut and its internet operation, the termination of certain consulting arrangements, increases in selling prices to recover increased costs arising from adverse movements in exchange rates and lower sales targets for its German operations.

While the Company's internal financial projections indicate that it would generate sufficient cash flow from operations to service its debt obligations as they are currently scheduled to fall due in the next 12-months, there can be no assurance that the Company will be able to meet such obligations. Moreover the Company is not confident that it can sustain, beyond the next 12-months, the generation of sufficient cash from operations to maintain the continuing payment of interest on its current high level of indebtedness. Furthermore, while the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that it will service its debt obligations.

The Company has suffered recurring net losses, has a net capital deficiency and is currently in default of its Revolving Credit Agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Nevertheless, the Company considers it appropriate to prepare the accompanying consolidated financial statements on the going concern basis of accounting.

Stock financings. The Company partially financed its operations in 2000 through preferred stock issues. On February 15, 2000 the Company received an interest free bridge loan of $7.0 million provided by Thayer and Perseus (the "Bridge Loan"). On July 31, 2000 the Bridge Loan was converted into $7.0 million of junior subordinated notes which accrued interest at an annual rate of 18%, compounded daily. The Company issued 2,500 Class C Warrants in consideration for the use of the Bridge Loan. The fair value of these warrants on the date of issue of $400,000 has been expensed as interest in the statement of operations.

On November 22, 2000 the Company closed a financing that included $12.0 million in new preferred stock and the conversion of the $7.4 million of the junior subordinated notes described above to preferred stock. The Company issued Series D preferred stock bearing a 30% annual cumulative dividend made up of $7.5 million to a new investor and $2.25 million each to two of the Company's existing shareholders, Thayer and Perseus. The Series D preferred stock is redeemable at any time at the option of the Company, and redeemable by the holder upon a change of control as defined under the Senior Note Indentures, in each case, subject to restrictions under the Revolving Credit Facility. The Company also converted $7.0 million of junior subordinated notes and $0.4 million of accrued interest thereon held by Thayer and Perseus into Series D-1 preferred stock. The Series D-1 preferred stock is pari passu with the Series D preferred stock and bears an annual cumulative dividend of 19%. All dividends on the Series D and the Series D-1 preferred stock accrue until redemption.

The Company does not expect to issue any additional stock for cash in the foreseeable future.

The terms of the Class C common stock include mandatory redemption and therefore this stock is classified in the balance sheet with preferred stock, rather than with shareholders' equity.

Accounting for pensions. The Company adopted SFAS 87, "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over the 15 years from January 1, 1989, the effective date of SFAS
87. Net periodic pension income was $5.4 million in 1999 and $7.3 million in 2000. Net periodic pension income includes amortization of the transition asset into income of $2.4 million and $2.2 million in 1999 and 2000. The main pension plans of the Company, which are in the U.K. and The Netherlands, have actuarial surpluses and therefore no employer's contributions were made to those plans in 1999 or 2000.

Derivative financial instruments. The Company uses derivative financial instruments including currency swaps, interest rate swaps, interest rate caps, forward foreign exchange contracts, and currency options. The Company enters into currency and interest rate swaps such that the notional principal amount is equal to the principal amount of the underlying debt. The swaps achieve the effect of synthetically converting the original U.S. Dollar denominated debt into several other foreign currencies and converting the interest rate on the debt from U.S. Dollar rates to those applicable for that currency. During the fall of 1998 the Company entered into forward foreign exchange contracts and options to minimize the impact of currency movements in the following season, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies. This program was curtailed for 2000 and 2001 to release the credit line for an increased debt requirement. Consequently the Company is completely exposed at present to the full impact on margins of any adverse changes in foreign exchange rates. Interest rate caps were purchased in 1998 to limit the blended interest rate paid on the Revolving Credit Facility to under 8.5% until July 2001. Separately from the Company's seasonal hedging program, currency options were purchased in 1998 to substantially maintain the value of most of the foreign operating income upon conversion into U.S. Dollars, in order to protect the ability to service the U.S. Dollar Senior Notes from the effect of changes in foreign exchange rates until May 2001. The interest rate caps and currency options purchased in 1998 covered a basket of currencies, and therefore could not be designated as hedges under SFAS 133.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, the Company may enter into a variety of foreign currency and interest rate contracts and options.

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

The Company generally introduces its new bicycle model ranges annually in the fall of each year, at a similar time to most of its competitors. Product specifications, component costs and selling prices are kept as stable as possible during the model year to satisfy the requirements of mass-merchandisers and facilitate orderly marketing of branded products amongst I.B.D.s. In the fall of 1998 the Company initiated foreign currency forward exchange contracts or options to hedge a portion of its foreign currency trading transaction exposure for the upcoming season. This program was substantially curtailed for the 1999/2000 and 2000/2001 seasons in order to release more of the Revolving Credit Facility for the incurrance of additional debt. The curtailment of the hedging program has resulted in the Company being fully exposed at present to the full impact on margins of any adverse changes in foreign exchange rates. The fair value of such contracts at December 31, 2000 was $0.1 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.4 million for 2000. Each year the Company changes the specification of its products to endeavor to optimize its competitive position and margins. Since most of the Company's competitors purchase comparable components from similar sources to the Company and are believed not to hedge beyond the current season, the Company does not generally hedge its transaction exposure beyond the end of the season, to stay competitive. As noted above, the Company subsequently curtailed this program for 2000 and 2001, and management believes the likelihood of obtaining a competitive advantage would not justify the cost of hedging beyond the end of the season. Sales and purchases in currencies other than the functional currencies in which the Company operates were $6.6 million and $109.0 million respectively in 2000.

The foreign currency element of the Company's debt under the Senior Notes and Revolving Credit Facility has, since September 1998, generally been arranged to align with the denomination of the book value of net assets. By doing this, the Company reduces the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions are: (1) $26 million of net assets denominated in Pounds Sterling arising from the Company's former large presence in U.K., (2) $43 million of foreign pension assets in U.K. and The Netherlands, and, (3) $5 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations.

The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income can be converted to yield sufficient U.S. Dollars to service 67% of the interest on the $100 million Dollar Senior Notes through May 2001, currency options were purchased in 1998. These currency options are for $6.7 million per year, selling NLG6 million, GBP2 million and C$1.2 million and are not designated as a hedge under SFAS 133. At December 31, 2000 the fair value of these currency options was $0.2 million. As the purchaser of options has no obligations to exercise them, any weakening of the value of the U.S. Dollar can do no more than reduce the fair value of these currency options to zero. These currency options covered a basket of currencies, and therefore could not be designated as hedges under SFAS 133.

Interest Rate Risk

Interest expense relating to the Senior Notes was $15.6 million and $15.4 million in 1999 and 2000 respectively, which were at fixed interest rates. Interest expense of $5.0 million on the Subordinated Note in 2000 is accrued and falls due for payment on February 3, 2009. The fair value of warrants given as consideration for the use of the Bridge Loan of $0.4 million was expensed as interest. The other major element of the Company's interest expense was $4.3 million and $4.8 million on the Revolving Credit Facility in 1999 and 2000 respectively. These were at floating rates of 2.0% above the London Interbank Offer Rate through August 31, 1999, 2.5% through November 22, 2000 and 2.75% thereafter. A hypothetical one percentage point shift in floating interest rates would have a $0.6 million approximate impact on annual interest expense. As interest rates on the Revolving Credit Facility have been capped at 8.5% effective August 1998 through July 2001, increases in floating interest rates above that level would only have limited impact on interest expense up to July 2001. The interest rate cap purchased covered a basket of currencies, and therefore could not be designated as a hedge under SFAS 133.

Commodity Price Risk

The business of the Company does not carry a significant direct exposure to the prices of commodities.

Risk of Foreign Exchange Rate Fluctuations

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

In addition to currency translation risk, the Company incurs currency transaction risk to the extent that the Company's operations involve transactions in differing currencies. Fluctuations in currency exchange rates will impact the Company's results of operations to the extent that the costs incurred by the operating subsidiaries are denominated in currencies that differ from the currencies in which the related sale proceeds are denominated. To mitigate such risk, the Company may enter into foreign currency forward exchange contracts primarily relating to the Pound Sterling, the U.S. Dollar, the Dutch Guilder, the

Deutsche Mark, the New Taiwan Dollar and the Yen. Given the volatility of currency exchange rates, there can be no assurance that the Company will be able to effectively manage its currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on the Company's business, financial condition or results of operations.

Introduction of the Euro

Under the treaty on European Economic and Monetary Union, to which the Federal Republic of Germany and the Netherlands are signatories, on January 1, 1999, the Euro replaced some of the currencies of the member states of the E.U., including the Deutsche Mark and Dutch Guilder.

Following introduction of the Euro, the existing sovereign currencies (the "legacy currencies") of the twelve participating member countries of the E.U. (the "participating countries") who adopted the Euro as their common legal currency are scheduled to remain legal tender in the participating countries as denominations of the Euro until January 1, 2002 (the "transition period"). The Euro conversion may impact the Company's competitive position as the Company may incur increased costs to conduct business in an additional currency during the transition period. Additionally, the participating countries' pursuit of a single monetary policy through the European Central Bank may affect the economies of significant markets of the Company. Since the Company conducts extensive business operations in, and exports its products to, several of the participating countries, there can be no assurance that the conversion to the Euro will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward Looking Statements

This discussion contains certain forward-looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. As discussed in the Company's prospectus on Form S-4A filed with the SEC on December 4, 1998, actual results are uncertain and may be impacted by various factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include, without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, foreign exchange rates, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by I.B.D.s and mass merchandisers. As a result, the actual results may differ materially from those projected in the forward-looking statements. Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements set forth on pages F1 to F40 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

Directors and Executive Officers of the Company

The following table sets forth certain information regarding the directors and executive officers of the Company:

      Name                    Age                   Position
-------------------------    -----  ------------------------------------------------------
Frederic V. Malek             64    Chairman and Director of the Company
Alan J. Finden-Crofts         59    Executive Chairman and Director of the Company
John C. Burdett               55    Chief Financial Officer of the Company and Secretary
A. Edward Gottesman           63    Director of the Company
Robert E. Michalik            32    Director of the Company
Frank H. Pearl                57    Director of the Company
Carl J. Rickertsen            40    Director of the Company
Dr-Ing. Thomas H. Thomsen     66    Director of the Company
William W. Austin, Jr.        64    Chairman of Derby U.S.A.
Thomas C. Curran              43    President of Derby U.S.A.
Klaas Dantuma                 57    Managing Director of Gazelle
Phillip L. Darnton            58    Managing Director of Raleigh U.K.
Simon J. Goddard              49    Corporate Controller
Mervyn B. Jones               54    Director of Global Sourcing
Peter Miller                  53    Joint Managing Director of Probike
Kim Roether                   37    Managing Director of Derby Germany
Irwin R. Slotar               53    Joint Managing Director of Probike
John V. Spon-Smith            47    Managing Director of Raleigh Parts & Accessories Europe
Farid Vaiya                   57    President of Raleigh Canada

Frederic V. Malek, Chairman of the Board of Directors of the Company

Mr. Malek, age 64, has been chairman of Thayer Capital, the general partner of Thayer, since 1993. Prior to that, Mr. Malek was president of Marriott Hotels and Resorts from 1980 to 1988, and president and then vice chairman of Northwest Airlines from 1989 to 1991. Mr. Malek currently serves on the board of directors of Automatic Data Processing Corporation, American Management Systems, Inc., FPL Group, Inc., HCR Manor Care, Inc., CB Richard Ellis, Inc., Northwest Airlines, Colorado Prime, Inc., Paine Webber Mutual Funds, Global Vacation Group, Inc, Saga Systems, Inc. and Aegis Communications Group, Inc.. Mr. Malek has been a director of the Company since May 1998.

Alan J. Finden-Crofts, Executive Chairman and Director of the Company

Mr. Finden-Crofts, age 59, was the Chief Executive Officer of the Company from 1987 until January 1999. Mr. Finden-Crofts was previously the chief executive officer of Dunlop Slazenger International from 1985 to 1987 and director, consumer group, of Dunlop from 1982 to 1984. Mr. Finden-Crofts is chairman and chief executive of Royal Worcester and Spode Limited which, through its subsidiaries, manufactures and distributes Royal Worcester and Spode fine bone china and porcelain. Mr. Finden-Crofts has been a director of the Company since October 1988.

John C. Burdett, Chief Financial Officer of the Company and Secretary

Mr. Burdett, age 55, was appointed Chief Financial Officer of the Company on March 1, 2001 on an interim basis. Mr. Burdett has been engaged by EIM Executive Interim Management A.G. from 1992 to date as Finance Director on a number of interim turnaround, restructuring, management buy-out/buy-in and IPO assignments.

A. Edward Gottesman, Director of the Company

Mr. Gottesman, age 63, has been a director since 1998 and is the chairman of DICSA. Mr. Gottesman has been chairman of Centenary Corporation since its formation in 1989. Mr. Gottesman was a partner at the law firm of Coudert Brothers from 1963 to 1970 and has been a partner of Gottesman Jones & Partners since 1970.

Robert E. Michalik, Director of the Company

Mr. Michalik, age 32, has been employed since 1996 by Thayer Capital, the general partner of Thayer, and has been a Managing Director at Thayer Capital since 1998. Prior to joining Thayer Capital, Mr. Michalik was an associate at UBS Capital Corporation and worked in the mergers and acquisitions department at Morgan Stanley & Company, Inc.. Mr. Michalik is a director of Renaissance Interactive Holding Corporation, Iconixx Corporation and Primary Investors L.L.C. and has been a director of the Company since November 2000.

Frank H. Pearl, Director of the Company

Mr. Pearl, age 57, is chairman and president of Perseus and Perseus Management, the managing member of Perseus. Prior to founding Perseus in 1996, Mr. Pearl founded, and is also chairman of, Rappahannock Investment Company, a private investment fund which owns approximately 57% of Perseus Management. From 1984 to 1988, Mr. Pearl was a principal and managing director of Wesray Capital Corporation. Mr. Pearl is also a founding shareholder and director of DICSA. He has been a director of the Company since May 1998.

Carl J. Rickertsen, Director of the Company

Mr. Rickertsen, age 40, is Chief Operating Officer of Thayer Capital. Prior to joining Thayer Capital in 1994, Mr. Rickertsen acted as a private financial consultant from 1993 through August 1994, and was a partner at Hancock Park Associates, a private equity investment firm based in Los Angeles, from 1989 to 1993. Before joining Hancock Park Associates, Mr. Rickertsen was an associate at Brentwood Associates from 1987 to 1989, and worked in the high technology group at Morgan Stanley & Co., Inc. from 1983 to 1985. He has been a director of the Company since November 2000.

Dr-Ing. Thomas H. Thomsen, Director of the Company

Dr-Ing. Thomsen, age 66, is a director of DICSA. Dr-Ing. Thomsen was director of corporate engineering of The Gillette Company from 1969 to 1981. From 1982 to 1991, Dr-Ing. Thomsen was a member of the management board of Braun AG. Dr-Ing. Thomsen currently serves on the board of directors of Travelplans and A. Paukner S.A., as well as the German Institute for New Technical Form and the Design Council, State of Hesse. He has been a director of the Company since May 1998.

William W. Austin, Jr., Chairman of Derby U.S.A.

Mr. Austin, age 64, became Chairman of Derby U.S.A. in January 2001, having been President of Derby U.S.A. from 1994. Mr. Austin was previously Group Vice President of Schwinn Cycling and Fitness, Inc. from 1981 to 1986. From 1988 to 1993, Mr. Austin was President of Giant Bicycle Company in the U.S.A..

Thomas C. Curran, President of Derby U.S.A.

Mr. Curran, age 43, joined the Company in 1989 as Vice President, responsible for Purchasing, Product Development and the Parts and Accessories division and has served as Senior Executive Vice President of the Derby U.S.A. division of the Company since May 1998. Mr. Curran was appointed President of the Derby U.S.A. division in January 2001.

Klaas Dantuma, Managing Director of Gazelle

Mr. Dantuma, age 57, has been Managing Director of Gazelle since 1990. Mr. Dantuma has held a variety of positions with the Company since 1973, including Deputy Commercial Director for four years, before becoming Commercial Director in 1985.

Phillip L. Darnton, Managing Director of Raleigh U.K.

Mr. Darnton, age 58, became the Managing Director of Raleigh U.K. on January 4, 2000. Prior to joining the Company, Mr. Darnton was Chief Marketing Officer of Reckitt & Coleman from June 1996, having previously spent 26 years at Unilever including being President of Lever Brothers Canada and Managing Director of Unilever Brazil.

Simon J. Goddard, Corporate Controller

Mr. Goddard, age 49, held the senior financial post in the Company from 1990 to June 1999. Mr. Goddard began working at Raleigh U.K. in 1985 as the management accountant for international operations. Prior to that, Mr. Goddard was with Coopers & Lybrand.

Mervyn B. Jones, Director of Global Sourcing

Mr. Jones, age 54, joined Raleigh U.K. in 1975 from Coopers & Lybrand, and served in a number of senior financial roles in the Company before heading up the Purchasing Function in 1981. From 1987 until 2000 Mr. Jones was Procurement Director and latterly Logistics Director for Raleigh U.K.. Since May 2000 he has served as Director of Global Sourcing, with responsibility for the Company's buying operations in Taiwan and China.

Peter Miller, Joint Managing Director of Probike

Mr. Miller, age 53, has been Joint Managing Director of Probike since the Company acquired Cycle Center Wholesalers in 1991, a company that Mr. Miller founded.

Kim Roether, Managing Director of Derby Germany

Mr. Roether, age 37, has been Managing Director of Derby Germany since 1997. Mr. Roether started with Derby Germany as its Controller in 1994. In 1995, he became Derby Germany's Financial Director. From 1991 to 1994, Mr. Roether was a consultant to Grant Thornton International.

Irwin R. Slotar, Joint Managing Director of Probike

Mr. Slotar, age 53, has been Joint Managing Director of Probike since the Company acquired Probike in 1990. Prior to the acquisition, Mr. Slotar was Managing Director of Probike, which had been owned by Mr. Slotar's family for several generations.

John V. Spon-Smith, Managing Director of Raleigh Parts & Accessories Europe

Mr. Spon-Smith, age 47, became Managing Director of Raleigh Parts & Accessories Europe in July 1999. He has been a Director of Raleigh U.K. and General Manager of Raleigh Parts & Accessories in the U.K. since 1996. From 1991 to 1996, Mr. Spon-Smith was Sales and Marketing Director of Stanley Tools for the U.K., South Africa and Ireland.

Farid Vaiya, President of Raleigh Canada

Mr. Vaiya, age 57, has been President of Raleigh Canada since 1989. Mr. Vaiya has been with the Company since 1972, as Vice President of Sales and Marketing of Raleigh Canada from 1987 to 1988 and National Account Sales Manager and Product Manager of Raleigh Canada from 1981 to 1987.

The Company retained the services of Mr. Alan J. Finden-Crofts as its Executive Chairman effective from January 2, 2001. All executives now report to Mr. Finden-Crofts.

Mr. Gary S. Matthews, the President and Chief Executive Officer of the Company, resigned from the board of directors of the Company on February 9, 2001 and has given notice of his resignation as President and Chief Executive Officer of the Company effective June 30, 2001, but in the meantime has no continuing operational responsibility. Also, Mr. Daniel S. Lynch, the former Chief Financial Officer of the Company resigned from the Company effective February 28, 2001. On January 11, 2001 the Company appointed Mr. John C. Burdett as Interim Chief Financial Officer. Mr. Burdett was appointed Chief Financial Officer on March 1, 2001.

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

Compensation of Executive Officers

The following table sets forth information concerning the compensation paid or accrued by the Company for services in all capacities to the Company for each of the years ended December 31, 2000, 1999 and 1998, of those persons who served as
(i) the Chief Executive Officer of the Company during fiscal year 2000 and (ii) the other four most highly compensated executive officers of the Company for fiscal year 2000 (each, a "Named Executive Officer"):

                                              Annual          Long      Other       All
                                          Compensation        Term     Annual     Other
                                         -----------------   Compen-   Compen-    Compen-
                                                             sation     sation    sation
              Name                Year    Salary    Bonus    Awards
                                  ----   -------   -------   -------   -------   --------
Gary S. Matthews (1)              2000  $475,000  $      -  $      -  $      -   $587,000
Resigning Chief Executive         1999   416,795   300,000         -    57,500          -
 Officer of the Company

William W. Austin, Jr.(2)         2000   280,000    73,000         -         -          -
Chairman of Derby U.S.A.          1999   276,494         -         -    10,000          -
                                  1998   262,500   126,000   561,034     7,500          -

Phillip L. Darnton (3)            2000   223,500   111,750         -         -          -
Managing Director of Raleigh
 U.K.

Reginald Fils-Aime (4)            2000   241,827         -         -         -          -
Former Chief Marketing            1999   160,096    50,000         -         -          -
 Officer of the Company

Daniel S. Lynch (5)               2000   264,615         -         -         -     76,500
Former Chief Financial Officer    1999   151,923   110,000         -         -          -
 of the Company
                                  ----   -------   -------   -------   -------    -------

(1) Mr. Matthews resigned from the board of directors of the Company on February 9, 2001 and has given notice of his resignation as Chief Executive Officer effective June 30, 2001. Under a Separation Agreement executed on December 20, 2000, the Company has agreed to pay Mr. Matthews $510,000 in recognition of the termination of his employment contract and reduced the principal amount of a promissory note due by Mr. Matthews to the Company from $1,500,000 to an amount equal to the fair market value as at January 2, 2001 of the 1,500 shares of Class A and Class C common stock in the Company held by Mr. Matthews.

(2) Mr. Austin's long term compensation in 1998 was in respect of change of control obligations at the time of the Recapitalization.

(3) Mr. Darnton was appointed on January 2, 2000 and is compensated in Pounds Sterling. The amounts reported in the table have been converted at the rate of GBP0.67114 per $1.00.

(4) Mr. Fils-Aime resigned on January 2, 2001, and severance payments made to Mr. Fils-Aime in 2001 will be shown as compensation in that year.

(5) Mr. Lynch resigned effective February 28, 2001. Under a Separation Agreement executed on December 21, 2000, the Company has agreed to pay Mr. Lynch $30,500 in recognition of the termination of his employment contract, reduced the principal amount of a promissory note due by Mr. Lynch to the Company from $375,000 to an amount equal to the fair market value as at February 28, 2001 of 375 shares of Class A and Class C common stock in the Company held by Mr. Lynch and repurchased 125 shares of Class A and Class C common stock for an aggregate purchase price of $157,000.

Employment Agreements

On October 20, 1998, the Company entered into an employment contract with Mr. Gary S. Matthews as Chief Executive Officer and President of the Company. Mr. Matthews' compensation package included a base annual salary of $475,000 and a bonus of up to 120% of his base salary. The contract was for a four year term with a three year extension. The Company granted Mr. Matthews stock options to purchase 1,300 shares of the Company's Class A common stock and 325 shares of Class C common stock which were to vest over three years, and performance based stock options for 3,800 shares of Class A common stock and 950 shares of Class C common stock, of which options to purchase 1,200 and 300 shares respectively were granted in 2000. On December 20, 2000 the Company entered into a separation agreement with Mr. Matthews under which the Company agreed to pay Mr. Matthews a lump sum of $500,000 in recognition of the termination of his employment contract, attorney's fees of $10,000 and $77,000 in salary for the months of January and February 2001. As Mr. Matthews had no operational responsibility in 2001, these amounts have been accrued as at December 31, 2000. The stock options granted to Mr. Matthews expire 60-days after he leaves the employment of the Company, which is scheduled for June 30, 2001.

Pursuant to a Management Stock Purchase Agreement dated October 20, 1998, Mr. Matthews purchased 1,200 shares of the Company's Class A common stock and 300 shares of Class C common stock for $1,000 per share. Mr. Matthews paid for such shares with a secured promissory note that is non-recourse except for 20% of the principal amount and all accrued interest. Under the terms of the separation agreement with Mr. Matthews the Company repurchased the Class A and Class C common stock on January 2, 2001 at its fair market value. The principal amount of the secured promissory note with which Mr. Matthews paid for the purchase of this stock was reduced to an amount equal to the fair market value of such stock on January 2, 2001. Mr. Matthews resigned from the board of directors of the Company on February 9, 2001 and has given notice of his resignation as Chief Executive Officer effective June 30, 2001.

The terms of Mr. William W. Austin Jr.'s employment agreement as President of Derby U.S.A. provide for a base salary of $280,000 and a bonus up to 150% of base salary tied to Derby U.S.A.'s and the Company's income before interest payments and taxes. The Company granted Mr. Austin stock options to purchase 480 shares of the Company's Class A common stock and 120 shares of the Company's Class C common stock.

On August 11, 2000 the Company entered into an employment contract with Mr. Phillip L. Darnton as Managing Director of Raleigh U.K. effective from January 2, 2000. Mr. Darnton's compensation package includes a base annual salary of $223,500 (GBP150,000 converted at GBP0.67114 per $1.00) and a bonus of up to 100% of his base salary. The contract is on a one-year evergreen basis. The Company granted Mr. Darnton stock options to purchase 960 shares of the Company's Class A common stock and 240 shares of Class C common stock which vest over four years, and performance based stock options for 800 shares of Class A common stock and 200 shares of Class C Common stock.

On April 19, 1999, the Company employed Mr. Reginald Fils-Aime as Chief Marketing Officer of the Company. Mr. Fils-Aime's compensation package included a base annual salary of $250,000 and a bonus of up to 100% of his base salary. The Company granted Mr. Fils-Aime stock options to purchase 720 shares of the Company's Class A common stock and 180 shares of the Company's Class C common stock which were to vest over four years, of which options to purchase 240 and 60 shares respectively were granted in 2001. On February 1, 2001 the Company entered into a separation agreement with Mr. Fils-Aime under which the Company agreed to pay Mr. Fils-Aime $67,308 in recognition of the termination of his employment. The stock options granted to Mr. Fils-Aime expired on March 3, 2001.

Pursuant to a Management Stock Purchase Agreement dated June 1, 1999, Mr. Fils-Aime purchased 240 shares of the Company's Class A common stock and 60 shares of the Company's Class C common stock for $1,000 per share. Mr. Fils-Aime paid for such shares with a secured promissory note for $225,000, and $75,000 in cash. Under the terms of the separation agreement with Mr. Fils-Aime the Company agreed to repurchase 225 Class A and Class C common stock at their fair market value, and to repurchase 75 shares of Class A and Class C common stock on April 30, 2001 for a cash consideration of $90,750. The secured promissory note with which Mr. Fils-Aime paid for the purchase of 225 shares of Class A and

Class C common stock was reduced to an amount equal to the fair market value of such stock on January 2, 2001.

On June 1, 1999, the Company entered into an employment contract with Mr. Daniel
S. Lynch to become the Chief Financial Officer of the Company effective on the date of the contract. Mr. Lynch's compensation package included a base annual salary of $275,000 and a bonus of up to 100% of his base salary. The Company granted Mr. Lynch stock options to purchase 800 shares of the Company's Class A common stock and 200 of the Company's Class C common stock which were to vest over four years, and performance based stock options for 1,800 shares of Class A common stock and 450 shares of Class C common stock of which options to purchase 600 and 150 shares were granted in 2000. On December 21, 2000 the Company entered into a separation agreement with Mr. Lynch under which the Company agreed to pay Mr. Lynch a lump sum of $23,000 in recognition of the termination of his employment contract, attorney's fees of $7,500 and $46,000 in salary for the months of January and February 2001. The stock options granted to Mr. Lynch will expire on April 29, 2001.

Pursuant to a Management Stock Purchase Agreement dated June 1, 1999, Mr. Lynch purchased 400 shares of the Company's Class A common stock and 100 shares of the Company's Class C common stock for $1,000 per share. Mr. Lynch paid for such shares with a secured promissory note for $375,000, and $125,000 in cash. Under the terms of the separation agreement with Mr. Lynch the Company repurchased 375 shares of Class A and Class C common stock on February 28, 2001 at their fair market value, and repurchased 125 shares of Class A and Class C common stock for a cash consideration of $157,000. The principal amount of the secured promissory note with which Mr. Lynch paid for the purchase of 375 shares of Class A and Class C common stock was reduced to an amount equal to the fair market value of such stock on February 28, 2001. Mr. Lynch resigned effective February 28, 2001.

The Company has entered into employment contracts with executives of the Company which generally contain remuneration packages including base salary, bonus, insurance, pension benefits and non-compete provisions.

Management Stock Options

On October 21, 1998, the Board of Directors of the Company adopted The Derby Cycle Corporation 1998 Stock Option Plan (the "Stock Plan"), which authorizes grants of stock options (including options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code). The Stock Plan authorizes the Company's Board of Directors to grant options at any time in such quantity, at such price, on such terms and subject to such conditions as established by the Board. As at December 31, 2000, the Company had granted an aggregate of 20,325 stock options to its management and directors, 1,450 of which had expired and 3,028 of which had vested. None of the vested options have been exercised.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Description of Amended and Restated Shareholders' Agreement and Registration Agreement

The Company, DFS, DC Cycle and Perseus Cycle entered into a Shareholders' Agreement in connection with the consummation of the Recapitalization (the "Shareholders' Agreement"). This Shareholders' Agreement was amended and restated on November 22, 2000, when Quantum purchased Series D preferred shares of the Company and became a party to the Shareholder's Agreement (as amended and restated, the "Amended Shareholders' Agreement"). DFS, DC Cycle, Perseus Cycle and Quantum are collectively referred to as the "Shareholders". The Amended Shareholders' Agreement provides, among other things, for the following: (i) the Board of Directors of the Company initially consists of nine individuals, five of whom will be appointed by DC Cycle, two by DFS, one by Perseus Cycle and one by Quantum, (ii) certain restrictions on the transfer of shares of the Company, including, but not limited to, provisions providing that (a) the Shareholders have limited rights of first offer in any proposed third party sale of Class A common stock, Class C common stock, Series A preferred stock or Series D preferred stock by any Shareholder and (b) the Shareholders have limited participation rights in any proposed third party sale of stock other than Series D-1 preferred stock and by any Shareholder, (iii) an agreement among the Shareholders that, upon approval of (within certain parameters) a sale of all or substantially all of the Company's outstanding capital stock or a sale of all or substantially all of the Company's assets by the Company's Board of Directors, each Shareholder will consent to, and raise no objections against, such sale and sell its shares and rights to acquire shares, if so required, and (iv) certain limited preemptive rights of the Shareholders with respect to an issuance or sale of common stock by the Company. Certain material transactions require the approval of the Quantum nominee and a majority of the Board of Directors (which can be achieved with the votes of the DC Cycle nominees) which includes a Perseus Cycle or DFS nominee. The Amended Shareholders' Agreement also provides that DFS shall be deemed to own all shares of the Company's capital stock which DICSA can acquire pursuant to the Raleigh Canada Exchange Agreement for purposes of determining the voting power of the stock held by DFS and for all other purposes. There are currently 2 vacancies on the Board of Directors of the
Company: one of the DC Cycle nominees and the Quantum nominee.

The Shareholders are parties to Registration Rights Agreements (the "Registration Agreements"), pursuant to which all holders of Registrable Securities (as defined in the Registration Agreements) are entitled to piggyback registration rights, whenever the Company proposes to register any of its securities under the Securities Act. Each such holder is subject to certain pro rata limitations, including priorities and preferences for certain holders, on its ability to participate in such a piggyback registration. The Company will pay all expenses related to these registrations (other than underwriting discounts and commissions) and, subject to certain conditions and limitations, is required to use its best efforts to effect such registrations. The Company has agreed to indemnify all holders of Registrable Securities for certain liabilities arising out of such registrations, including certain liabilities under the Securities Act.

Security Ownership of Certain Beneficial Owners and Management

The authorized capitalization of the Company as of April 13, 2001 is: 200,000 shares of Class A common stock; 15,000 shares of Class B common stock; 30,000 shares of Class C common stock; 25,000 shares of Series A preferred stock; 3,000 shares of Series B preferred stock, 100 shares of Series C-1 preferred stock, 52,180 shares of Series D preferred stock and 7,500 shares of Series D-1 preferred stock. The issued and outstanding capital stock of the Company as of April 13, 2001 consists of: 45,520 shares of Class A common stock, 23,080 shares of Class C common stock, 25,000 shares of Series A preferred stock, 3,000 shares of Series B preferred stock, 12,000 shares of Series D preferred stock and 7,410 shares of Series D-1 preferred stock. Holders of Class B common stock, Series B preferred stock, Series C-1 preferred stock, Series D preferred stock and Series D-1 preferred stock have no voting rights with respect to such shares, except as required by applicable law. In addition, DICSA has the right to acquire 15,000 shares of Class B common stock and 8,300 shares of Class A common stock under the Raleigh Canada Exchange Agreement, Thayer and Perseus hold warrants for the purchase of 2,500 shares of Class C common stock and Thayer, Perseus and Quantum hold warrants for the purchase of 9,000 shares of Class A common stock. The Holders of Class A and Class C common stock are entitled to one vote per share on all matters to be voted upon by the shareholders of the Company, including the election of directors. Holders of Series A preferred stock are entitled to
1.5 votes per share, voting together with the Class A and Class C common stock as a single class.

The following table sets forth certain information as of April 13, 2001 with respect to the beneficial ownership of the Company's Class A and Class C common stock and Series A preferred stock by (i) each shareholder known by the Company to own beneficially 5% or more of each class of the Company's voting securities,
(ii) each current director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors of the Company and executive officers of the Company as a group. Unless indicated otherwise below, to the knowledge of the Company, each shareholder has sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                                                          Percent of
                                                                                                 the
                                                                                           Company's
                                                                    Number                     total
                                                                 of shares               outstanding
                                                                  benefic-                    voting
Name and address of beneficial owner                                 ially  Percent of    securities
(1)                                         Class                    owned       class           (2)
----------------------------------------------------------------------------------------------------
DC Cycle, L.L.C. (3)....................... Class A common          14,188       30.05
   Suite 350                                Class C common          20,200       83.03
   1455 Pennsylvania Avenue, N.W            Series A preferred      25,000      100.00
   Washington, DC 20004                                                                       65.93

----------------------------------------------------------------------------------------------------
Derby Finance S.a R.L. (4)................. Class A common          21,700       47.67
   15 Rue de la Chapelle                                                                      20.45
   L-1325 Luxembourg
   Grand Duchy of Luxembourg

----------------------------------------------------------------------------------------------------

Derby International Corporation S.A. (5)... Class A common           8,300       15.42
   5 Boulevard de la Foire                                                                     7.26
   L-1528 Luxembourg
   Grand Duchy of Luxembourg

----------------------------------------------------------------------------------------------------

Perseus Cycle L.L.C. (6)..................  Class A common          11,688       24.76
  Suite 900                                 Class C common           5,050       20.76        15.35
  2099 Pennsylvania Avenue, N.W.
  Washington, DC 20006-1813

----------------------------------------------------------------------------------------------------

Quantum Industrial Partners L.D.C. (7)..... Class A common           5,624       11.00
Kaya Flambyan 9                                                                                5.03
  Willemsted
  Curacao
  Netherlands Antilles

----------------------------------------------------------------------------------------------------

Carl J. Rickertsen (8)..................... Class A common          14,188       30.05
  Suite 350                                 Class C common          20,200       83.03
  1455 Pennsylvania Avenue, N.W.            Series A preferred      25,000      100.00
  Washington, DC 20004                                                                        65.93

----------------------------------------------------------------------------------------------------

Frederic V. Malek (8)...................... Class A common          14,188       30.05
  Suite 350                                 Class C common          20,200       83.03
  1455 Pennsylvania Avenue, N.W.            Series A preferred      25,000      100.00
  Washington, DC 20004                                                                        65.93

----------------------------------------------------------------------------------------------------

                                                                                          Percent of
                                                                                                 the
                                                                                           Company's
                                                                    Number                     total
                                                                 of shares               outstanding
                                                                  benefic-                    voting
Name and address of beneficial owner                                 ially  Percent of    securities
(1)                                         Class                    owned       class           (2)
----------------------------------------------------------------------------------------------------
Frank H. Pearl (9)......................... Class A common          41,688       75.10
  Suite 900                                 Class C common           5,050       20.76
  2099 Pennsylvania Avenue, N.W.                                                              39.83
  Washington, DC 20006-1813

----------------------------------------------------------------------------------------------------

A. Edward Gottesman (10)................... Class A common          30,000       55.74        26.22
  1120 Avenue of the Americas (18/th/
   Floor)
  New York, NY 10036-6700

----------------------------------------------------------------------------------------------------

Alan J. Finden-Crofts (11)................. Class A common          30,000       55.74        26.22
  Vue du Lac
  Becquet Road
  St. Peter Port
  Guernsey, GY1 2TH
  Channel Islands

----------------------------------------------------------------------------------------------------

Gary S. Matthews (12)......................       -                      -           -            -
  C/o The Derby Cycle Corporation
  300 First Stamford Place (5/th/ Floor)
  Stamford, CT 06902-6765

----------------------------------------------------------------------------------------------------

William W. Austin, Jr. (13)................ Class A common             240        0.53
  C/o Derby U.S.A. Bicycle Co.              Class C common              60        0.26
  22710 72/nd/ Avenue South                                                                    0.28
  Kent, WA 98032-1926

----------------------------------------------------------------------------------------------------

Reginald Fils-Aime (14).................... Class A common              60        0.13
  C/o The Derby Cycle Corporation           Class C common              15        0.07
  300 First Stamford Place (5/th/ Floor)                                                       0.07
  Stamford, CT 06902-6765

----------------------------------------------------------------------------------------------------

Daniel S. Lynch (15).......................       -                      -           -            -
  C/o The Derby Cycle Corporation
  300 First Stamford Place (5/th/ Floor)
  Stamford, CT 06902-6765

----------------------------------------------------------------------------------------------------

Dr-Ing. Thomas H. Thomsen..................       -                      -           -            -
  Falkensteinerstrasse 36
   D61462 Konigstein im Taunus
  Germany

----------------------------------------------------------------------------------------------------

                                                                                          Percent of
                                                                                                 the
                                                                                           Company's
                                                                    Number                     total
                                                                 of shares               outstanding
                                                                  benefic-                    voting
Name and address of beneficial owner                                 ially  Percent of    securities
(1)                                         Class                    owned       class           (2)

----------------------------------------------------------------------------------------------------


Robert E. Michalik........................        -                      -           -            -
  Suite 350
  1455 Pennsylvania Avenue, N.W.
  Washington, DC 20004

----------------------------------------------------------------------------------------------------

All directors and executive................
officers as a group (16 persons) (16)       Class A common          56,996       99.65
                                            Class C common          25,530       99.81
                                            Series A preferred      25,000      100.00
                                                                                              99.79

----------------------------------------------------------------------------------------------------

(1) The percentages of the Company's voting securities held by DC Cycle, Perseus Cycle and DFS set forth in this table differ from the percentages of total voting power indirectly held by their respective parent companies under "Item 1 Shareholders" and "The Recapitalization" for two reasons: first, rights to acquire shares of Class A common stock and warrants for the purchase of shares of Class A and Class C common stock which are exercisable within 60 days of the date hereof are considered outstanding for the purpose of determining the percent of the class held by the holder of such rights, but not for the purpose of computing the percentage held by others (in accordance with Rule 13d-3(d)(1)(ii)), and second, under the terms of the Amended Shareholders' Agreement, all shares of the Company beneficially owned by DICSA are deemed to be beneficially owned by DFS for voting purposes and all other purposes thereunder.

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

(3) DC Cycle is 100% owned by Thayer, a Delaware limited partnership. TC Capital Partners, a Delaware general partnership, is the general partner of Thayer. Mr. Frederic V. Malek and Mr. Carl. J. Rickertsen, directors of the Company, are general partners of TC Capital Partners. As such, Mr. Malek and Mr. Rickertsen may have shared voting and investment power (as well as an indirect pecuniary interest within the meaning of Rule 16a-1 under the Exchange Act), with respect to the shares held by DC Cycle. As a result, Mr. Malek and Mr. Rickertsen may be deemed to be the beneficial owner of the 12,500 shares of Class A common stock, the 18,950 shares of Class C common stock, warrants for the purchase of 1,250 shares of Class C common stock, warrants for the purchase of 1,688 shares of Class A common stock and the 25,000 shares of Series A preferred stock held by DC Cycle.

(4)  DFS is a wholly owned subsidiary of DICSA. See note 5 below.

(5) Includes 8,300 shares of Class A common stock issuable to DICSA upon conversion of its Raleigh Canada preferred stock under the Raleigh Canada Exchange Agreement. Mr. Gottesman, a director of the Company, is the chairman of DICSA, and a charitable trust of which he is the settlor controls a majority of the capital stock of DICSA indirectly through an industrial holding company, Centenary Corporation. Mr. Finden-Crofts, a director of the Company, is a director of DICSA. Mr. Pearl is a director of the Company and a director of DICSA, and owns a minority interest in DICSA. As a result of their shared voting and investing power with respect to shares beneficially owned by DFS and DICSA, Messrs. Gottesman, Finden-Crofts and Pearl may each be deemed to be the beneficial owner of the shares owned by DFS and DICSA.

(6) Perseus Cycle is 100% owned by Perseus Capital, L.L.C., a Delaware limited liability company. Perseus Management, a Delaware limited liability company, is the managing member of Perseus and owns approximately 17% of Perseus. Mr. Frank H. Pearl is the Chairman and President of Perseus Management. Rappahannock Investment Company, a Delaware corporation, owns approximately 57% of Perseus Management. Rappahannock is 100% owned by Mr. Pearl. Mr. Pearl, by virtue of his indirect ownership interest in Perseus, may be deemed the beneficial owner of the 10,000 shares of Class A common stock, the 3,800 shares of Class C common stock held by Perseus, warrants for the purchase of 1,250 shares of Class C common stock and warrants for the purchase of 1,688 shares of Class A common stock.

(7)  Includes warrants for the purchase of 5,624 shares of Class A common stock

(8) Includes the 12,500 shares of Class A common stock, the 18,950 shares of Class C common stock, warrants for the purchase of 1,250 Class C common stock, warrants for the purchase of 1,688 Class A common stock and 25,000 shares of Series A preferred stock beneficially owned by DC Cycle. See note 3 above.

(9) Includes the 10,000 shares of Class A common stock, 3,800 shares of Class C common stock, warrants for the purchase of 1,250 shares of Class C common stock and warrants for the purchase of 1,688 shares of Class A common stock beneficially owned by Perseus, the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See notes 5 and 6 above.

(10 Includes the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See note 5 above.

(11) Includes the 21,700 shares of Class A common stock beneficially owned by DFS and the 8,300 shares of Class A common stock beneficially owned by DICSA. See note 5 above.

(12) Options for the purchase of 866 shares of Class A common stock and 216 shares of Class C common stock had vested as at April 10, 2001.

(13) Options for the purchase of 240 shares of Class A common stock and 60 shares of Class C common stock had vested as at April 10, 2001.

(14) Options for the purchase of 120 shares of Class A common stock and 30 shares of Class C common stock had vested as at April 10, 2001.

(15) Options for the purchase of 200 shares of Class A common stock and 50 shares of Class C common stock had vested as at April 10, 2001.

(16) Includes (1) 12,500 shares of Class A common stock, 18,950 shares of Class C common stock, warrants for the purchase of 1,250 shares of Class C common stock, warrants for the purchase of 1,688 Class A common stock and 25,000 shares of Series A preferred stock beneficially owned by DC Cycle which may be deemed to be beneficially owned by Messrs. Malek and Rickertsen (see note 3 above); (2) 21,700 shares of Class A common stock beneficially owned by DFS and 8,300 shares of Class A common stock beneficially owned by DICSA which may be deemed to be beneficially owned by Messrs. Gottesman, Finden-Crofts and Pearl (see note 5 above); (3) 10,000 shares of Class A common stock, 3,800 shares of Class C common stock, warrants for the purchase of 1,250 shares of Class C common stock and warrants for the purchase of 1,688 shares of Class A common stock beneficially owned by Perseus which may be deemed to be beneficially owned by Mr. Pearl (see note 5 above); (4) 1,100 shares of Class A common stock and 275 shares of Class C common stock issued to management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subsequent to the Recapitalization, the issue of Class C common stock in February 1999, the issue during 1999 of Class A and Class C common stock under the management stock plan and the issue of Series D and Series D-1 preferred stock in November 2000, the Company's shareholders, assuming exercise of all warrants and conversion of stock rights under the Raleigh Canada Exchange Agreement, are (i) DC Cycle, a wholly-owned subsidiary of Thayer, which controls approximately 57% of the total voting power of the Company's capital stock, (ii) Perseus Cycle, a wholly-owned subsidiary of Perseus, which controls approximately 13% of the total voting power of the Company's capital stock,
(iii) DFS, which controls approximately 24% of the total voting power of the Company's capital stock,(iv) Quantum, an affiliate of Soros, which controls approximately 5% of the total voting power of the Company's capital stock and
(v) members of the Company's management, who control approximately 1% of the total voting power of the Company's capital stock. Prior to the Recapitalization, the Company was wholly-owned by DICSA through its subsidiary, DFS.

As described in "Security Ownership of Certain Beneficial Owners and Management," the directors of the Company are nominated by certain shareholders of the Company pursuant to the Amended Shareholders' Agreement. Messrs. Malek, Michalik, Rickertsen and Finden-Crofts are nominees of DC Cycle. Messrs. Gottesman and Thomsen are nominees of DFS. Mr. Pearl is a nominee of Perseus Cycle. The affiliations of these directors with DC Cycle, DFS and Perseus Cycle are set forth in the footnotes to the beneficial ownership table under "Security Ownership of Certain Beneficial Owners and Management."

DFS is a wholly-owned subsidiary of DICSA. A. Edward Gottesman, a director of the Company, the chairman of DICSA and a charitable trust of which he is the settlor, controls a majority of the capital stock of DICSA indirectly through an industrial holding company, Centenary Corporation. Alan J. Finden-Crofts, Executive Chairman and a director of the Company and a director of DICSA, and Mr. Pearl, a director of the Company and a director of DICSA, own minority interests in DICSA.

Payment of Certain Fees and Expenses

Affiliates of Thayer may receive customary fees for advisory and other services rendered to the Company. If such services are rendered in the future, the fees will be negotiated from time to time and will be based on the services performed and the prevailing fees then charged by third parties for comparable services. No such fees were paid in 2000 or are due for payment as at December 31, 2000. Thayer, Perseus, DICSA, DFS, Soros and their affiliates are reimbursed for out-of-pocket expenses incurred in connection with the business of the Company.

The Company has entered into an Executive Services Agreement with Wamrox Management Limited, an executive service company owned by Alan J. Finden-Crofts, under which the Company pays a fee of $22,350 (GBP15,000 at an exchange rate of GBP0.6711 per $1.00) per week for the provision of the services of Alan J. Finden-Crofts as Executive Chairman for the 26 weeks from January 2, 2001.

Management

The Company has entered into an Assignment Contract with EIM Executive Interim Management A.G. ("EIM") under which the Company pays a fee of $1,490 (GBP1,100 at an exchange rate of GBP0.6711 per $1.00) per day for the provision of interim management services of a Chief Financial Officer from January 11, 2001. EIM engaged Mr. John C. Burdett for this assignment from January 11, 2001. Mr. Burdett was appointed the Chief Financial Officer of the Company on March 1, 2001.

Repurchase of Management Stock

Under a Separation Agreement executed on September 1, 2000 the Company agreed to repurchase 240 shares of Class A common stock and 60 shares of Class C common stock for $1,000 per share from Mrs. Nancy E. Uridil on September 1, 2000.

Under a Separation Agreement executed on December 20, 2000 the Company agreed to repurchase 1,200 shares of Class A common stock and 300 shares of Class C common stock for their fair market value from Mr. Gary S. Matthews on January 2, 2001.

Under a Separation Agreement executed on December 21, 2000 the Company agreed to repurchase 300 shares of Class A common stock and 75 shares of Class C common stock for their fair market value, and 100 shares of Class A common stock and 25 shares of Class C common stock for $157,000 from Mr. Daniel S. Lynch on February 28, 2001.

Under a Separation Agreement executed on February 1, 2001 the Company agreed to repurchase 180 shares of Class A common stock and 45 shares of Class C common stock from Mr. Reginald Fils-Aime for their fair market value on January 2, 2001, and 60 shares of Class A common stock and 15 shares of Class C common stock for $90,750 from Mr. Fils-Aime on April 30, 2001.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1. Financial Statements.
     See "Index to Consolidated Financial Statements" set forth on page F-1.

     2. Financial Statement Schedules.
     See "Index to Schedule 1 Condensed Financial Statements" set forth on page F-1.

     3. Financial Data Schedule.
                 Not applicable.

     4. Exhibits.
     See " Index to Exhibits" set forth on page E-4.

(b)  Reports on Form 8-K.
     The Company filed a Current Report on Form 8-K on November 28, 2000 under
     Item 5 of that form announcing a refinancing with its bank lenders and a new stock financing.

     The Company filed a Current Report on Form 8-K/A on November 30, 2000 under
     Item 5 of that form to file an exhibit that was omitted in the previous Form 8-K filing.

                                      E1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Nottingham, England on April 13, 2001.

The Derby Cycle Corporation


By: /s/ Alan J. Finden-Crofts
    ------------------------------

ALAN J. FINDEN-CROFTS
EXECUTIVE CHAIRMAN



By: /s/ John C. Burdett
    ------------------------------

JOHN C. BURDETT
CHIEF FINANCIAL OFFICER



By: /s/ Simon J. Goddard
    ------------------------------

SIMON J. GODDARD
VICE PRESIDENT AND CORPORATE CONTROLLER


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


SIGNATURE                     CAPACITY            DATE

               *              Chairman of the
----------------------        Board and Director  April 2, 2001
FREDERIC V. MALEK

               *              Executive Chairman
----------------------        and Director        April 2, 2001
ALAN J. FINDEN-CROFTS

               *
----------------------        Director            March 31, 2001
A. EDWARD GOTTESMAN

               *
----------------------        Director            April 2, 2001
ROBERT E. MICHALIK

                                      E2

               *
----------------------        Director            April 2, 2001
CARL J. RICKERTSEN

               *
----------------------        Director            April 2, 2001
THOMAS H. THOMSEN



   /s/ Simon J. Goddard
   ----------------------

* By: SIMON J. GODDARD
      ATTORNEY-IN-FACT

                                      E3

INDEX TO EXHIBITS

Exhibit
  No.        Description
  ---        -----------

    2.1 Recapitalization Agreement dated as of March 11, 1998, among The Derby Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a R.L., DC Cycle, L.L.C., and Perseus Cycle, L.L.C. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

    2.2 First Amendment to the Recapitalization Agreement dated March 17, 1998, among The Derby Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a R.L., DC Cycle, L.L.C., Perseus Cycle, L.L.C., Frank H. Pearl and Alan J. Finden-Crofts (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

    2.3 Second Amendment to the Recapitalization Agreement dated as of May 14, 1998, among The Derby Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a R.L., DC Cycle, L.L.C., Perseus Cycle, L.L.C., Alan J. Finden-Crofts, A Edward Gottesman, Frank H. Pearl and Thayer Equity Partners, III (Incorporated by reference to
             Exhibit 2.3 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

    3.1 Second Amended and Restated Certificate of Incorporation of The Derby Cycle Corporation dated as of November 9, 2000 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10-Q for the quarterly period ending October 1, 2000, filed with the Commission on November 15, 2000, Commission File Number 001067447)

    3.2 Bylaws of The Derby Cycle Corporation. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

    4.1 Dollar Indenture dated May 14, 1998, by and among The Derby Cycle Corporation, Lyon Investments, B.V. and IBJ Schroder Bank & Trust Company, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

    4.2 DM Indenture dated May 14, 1998, by and among The Derby Cycle Corporation, Lyon Investments B.V. and IBJ Schroder Bank & Trust Company, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

    4.3      Forms of 10% Senior Note and 9 3/8% Senior Note (contained in
             Exhibit 4.1 as Exhibit A thereto). (Incorporated by reference to
             Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

   10.1 Multi-currency Credit Facility Agreement dated May 12, 1998, by and among The Derby Cycle Corporation, Chase Manhattan plc as arranger, the Financial Institutions named therein as Banks, and Chase Manhattan International Limited as Facility Agent and Security Agent. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

   10.2 Shareholders Agreement of The Derby Cycle Corporation dated as of May 14, 1998, by and among The Derby Cycle Corporation, Derby Finance S.a R.L., DC Cycle, L.L.C. and Perseus Cycle, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

                                      E4

Exhibit
  No.        Description
  ---        -----------

   10.3 Registration Agreement dated as of May 14, 1998, by and among The Derby Cycle Corporation, Derby Finance S.a R.L., DC Cycle, L.L.C. and Perseus Cycle, L.L.C. (Incorporated by reference to Exhibit
             10.3 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

   10.4 Trademark License Agreement dated as of May 14, 1998 between The Derby Cycle Corporation and Derby International Corporation S.A. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

   10.5 Support Agreement dated as of May 12, 1998 among The Derby Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a R.L., DC Cycle, L.L.C., Perseus Cycle, L.L.C. and Raleigh Industries of Canada Limited. (Incorporated by reference to Exhibit
             10.5 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

   10.6 Put and Call Option Agreement dated May 13, 1998 among The Derby Cycle Corporation, Derby International Corporation S.A., Derby Finance S.a R.L., DC Cycle, L.L.C., Perseus Cycle, L.L.C. and Raleigh Industries of Canada Limited. (Incorporated by reference to
             Exhibit 10.6 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998, Commission File Number 001067447)

+  10.7      Derby Cycle Corporation Share Option Agreement dated May 13, 1998 among The Derby Cycle Corporation, Derby International Corporation,
             S.A., Derby Finance S.a R.L., DC Cycle, L.L.C. Perseus Cycle,
             L.L.C. and Raleigh Industries of Canada Limited. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998,
             Commission File Number 001067447)

+  10.8      Employment Agreement dated as of May 14, 1998 between The Derby
             Cycle Corporation and Alan J. Finden-Crofts. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998,
             Commission File Number 001067447)

+  10.9      Employment Agreement dated as of May 14, 1998 between The Derby
             Cycle Corporation and William W. Austin, Jr. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 filed with the Commission on August 11, 1998,
             Commission File Number 001067447)

+  10.10     The Derby Cycle Corporation 1998 Stock Option Plan. (Incorporated
             by reference to Exhibit 10.10 to the Company's Registration
             Statement on Form S-4/A filed with the Commission on November 25,
             1998, Commission File Number 001067447)

+  10.11     Employment Agreement dated as of October 20, 1998 between The Derby
             Cycle Corporation and Gary S. Matthews. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-
             4/A filed with the Commission on November 25, 1998, Commission File
             Number 001067447)

+  10.12     Management Stock Purchase Agreement dated as of October 20, 1998 between The Derby Cycle Corporation and Gary S. Matthews. Exhibit
             10.12 to the Company's Registration Statement on Form S-4/A filed with the Commission on November 25, 1998, Commission File Number
             001067447)

   10.13 Revised Facility Agreement dated 12 May 1998 for Multi-Currency Credit Facility of up to DM 214,000,000 between The Derby Cycle Corporation and others as borrowers and/or guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as banks, Chase Manhattan International Limited as facility agent and Chase Manhattan


                                      E5

Exhibit
  No.        Description
  ---        -----------
             International Limited as security agent. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Commission on April 1, 1999, Commission File Number 001067447)

   10.14 Amendment and Restatement Agreement dated 4 February 1999 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated 12 May 1998 between The Derby Cycle Corporation and others as borrowers and/or Guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent.(Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Commission on April 1, 1999, Commission File Number 001067447)

   10.15 Senior Subordinated Loan Agreement dated as of February 4, 1999 between The Derby Cycle Corporation and the Government of Singapore Investment Corporation, Pte Limited. (Incorporated by reference to
             Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Commission on April 1, 1999, Commission File Number 001067447)

+  10.16     Form of management stock purchase agreement. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form
             10-K for the period ending December 31, 1998 filed with the Commission on April 1, 1999, Commission File Number 001067447)

   10.17 Agreement between Diamond Back International Company Limited, Western States Import Company Inc., Bejka Trading AB as vendors and The Derby Cycle Corporation and Derby Sweden AB as purchasers relating to the sale and purchase of certain business assets and rights, and the assumption of certain liabilities, involved in the bicycle, parts and accessories and fitness equipment distribution business carried on under the principal trade name "Diamondback". (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Commission on April 1, 1999, Commission File Number 001067447)

+  10.18     Form of agreement evidencing a grant of a stock option under 1998 stock option plan. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the period ending
             December 31, 1998 filed with the Commission on April 1, 1999,
             Commission File Number 001067447)

   10.19 Amended and Restated Shareholders Agreement of The Derby Cycle Corporation dated as of February 3, 1999 by and among The Derby Cycle Corporation, Derby Finance S.a R.L., DC Cycle, L.L.C. and Perseus Cycle, L.L.C. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Commission on April 1, 1999, Commission File Number 001067447)

   10.20 Securities Purchase Agreement dated as of February 3, 1999 between The Derby Cycle Corporation, DC Cycle, L.L.C. and Perseus Cycle, L.L.C. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Commission on April 1, 1999, Commission File Number 001067447)

+  10.21     Employment Agreement made as of June 1, 1999 between The Derby
             Cycle Corporation and Daniel S. Lynch. (Incorporated by reference to Exhibit 2 to the Company's quarterly report for the period ended
             June 27, 1999 filed with the Commission on August 11, 1999,
             Commission File Number 001067447)

+  10.22     Management Stock Purchase Agreement dated as of June 1, 1999 between The Derby Cycle Corporation and Daniel S. Lynch.
             (Incorporated by reference to Exhibit 3 to the Company's quarterly report for the period ended June 27, 1999 filed with the Commission

                                      E6

Exhibit
  No.        Description
  ---        -----------
             on August 11, 1999, Commission File Number 001067447)

   10.23 Amendment Agreement dated April 30, 1999 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as borrowers and/or Guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent. (Incorporated by reference to Exhibit
             10.3 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March 30, 2000, Commission File Number 001067447)

   10.24 Amendment Agreement dated August 31, 1999 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as borrowers and/or Guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent. (Incorporated by reference to Exhibit
             10.4 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March 30, 2000, Commission File Number 001067447)

   10.25 Amendment Agreement dated November 25, 1999 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as borrowers and/or Guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent. (Incorporated by reference to Exhibit
             10.5 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March 30, 2000, Commission File Number 001067447)

   10.26 Amendment Agreement dated December 17, 1999 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as borrowers and/or Guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent. (Incorporated by reference to Exhibit
             10.6 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March 30, 2000, Commission File Number 001067447)

   10.27 Amendment Agreement dated February 3, 2000 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as borrowers and/or Guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent. (Incorporated by reference to Exhibit
             10.7 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March 30, 2000, Commission File Number 001067447)

   10.28 Amendment Agreement dated March 2, 2000 relating to the Multi-Currency Credit Facility of up to DM214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as borrowers and/or Guarantors, Chase Manhattan plc as arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as security agent, and Chase Manhattan International Limited as facility agent. (Incorporated by reference to Exhibit
             10.8 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March 30, 2000, Commission File Number 001067447)

   10.29 Warrant Agreement dated as of February 15, 2000 among The Derby Cycle Corporation, Thayer Equity Partners, III, L.P. and Perseus Capital, L.L.C. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ending

                                      E7

Exhibit
  No.        Description
  ---        -----------
             December 31, 1999 filed with the Commission on March 30, 2000,
             Commission File Number 001067447)

   10.30 Promissory Note of The Derby Cycle Corporation dated February 15, 2000 in favor of Thayer Equity Investors III, L.P. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March 30, 2000, Commission File Number 001067447)

   10.31 Promissory Note of The Derby Cycle Corporation dated February 15, 2000 in favor of Perseus Capital, L.L.C. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March 30, 2000, Commission File Number 001067447)

+  10.32     Employment Agreement dated as of January 20, 2000 between The Derby
             Cycle Corporation and Carlos Tribino. (Incorporated by reference to
             Exhibit 10.12 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Commission on March
             30, 2000, Commission File Number 001067447)

+  10.33     Employment Agreement made as of April 30, 2000 between The Derby
             Cycle Corporation and Nancy E. Uridil. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended April 2, 2000, filed with the Commission on May 17, 2000, Commission File Number 0001067447).

   10.34 Offer to sell the business and assets of Sturmey Archer Limited to The Wright Saddle Company Limited dated June 24, 2000. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended July 2, 2000, filed with the Commission on August 16, 2000, Commission File Number 0001067447).

   10.35 Agreement for the sale and purchase of the entire issued share capital of The Wright Saddle Company Limited dated June 24, 2000 between The Derby Cycle Corporation and Sturmey Archer Limited as Vendor and Lenark Limited as Purchaser. (Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarterly period ended July 2, 2000, filed with the Commission on August 16, 2000, Commission File Number 0001067447).

   10.36 Amendment Agreement dated June 30, 2000 relating to the Multi-Currency Credit Facility of up to DM 214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as Borrowers and/or Guarantors, Chase Manhattan plc as Arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as Security Agent, and Chase Manhattan International Limited as Facility Agent. (Incorporated by reference to Exhibit
             10.4 to the Company's quarterly report on Form 10-Q for the quarterly period ended July 2, 2000, filed with the Commission on August 16, 2000, Commission File Number 0001067447).

   10.37 Amendment Agreement dated July 31, 2000 relating to the Multi-Currency Credit Facility of up to DM 214,000,000 dated May 12, 1998 between The Derby Cycle Corporation and others as Borrowers and/or Guarantors, Chase Manhattan plc as Arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as Security Agent, and Chase Manhattan International Limited as Facility Agent. (Incorporated by reference to Exhibit
             10.5 to the Company's quarterly report on Form 10-Q for the quarterly period ended July 2, 2000, filed with the Commission on August 16, 2000, Commission File Number 0001067447).

   10.38 Junior Subordinated Promissory Note issued to Thayer Equity Investors III, L.P. and Perseus Capital, L.L.C. dated July 31, 2000. (Incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarterly period ended July 2, 2000, filed with the Commission on August 16, 2000, Commission File Number 0001067447).

                                      E8

Exhibit
  No.        Description
  ---        -----------

+  10.39     Employment Agreement dated as of August 11, 2000 between Raleigh
             Industries Limited and Phillip L. Darnton. (Incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form
             10-Q for the quarterly period ended July 2, 2000, filed with the Commission on August 16, 2000, Commission File Number 0001067447).

   10.40 Second Amended and Restated Shareholders' Agreement of The Derby Cycle Corporation dated as of November 22, 2000 by and among The Derby Cycle Corporation, Derby Finance S.a R.L., DC Cycle L.L.C., Thayer Equity Investors III L.P., Perseus Cycle L.L.C. and Quantum Industrial Partners L.D.C.. (Incorporated by reference to Exhibit
             4.1 to the Company's current report on Form 8-K/A filed with the Commission on November 30, 2000, Commission File Number 0001067447).

   10.41 Registration Agreement dated as of November 22, 2000 between The Derby Cycle Corporation and Quantum Industrial Partners L.D.C.. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K/A filed with the Commission on November 30, 2000, Commission File Number 0001067447).

   10.42 Warrant Agreement to purchase shares of Class A common stock dated November 22, 2000 between The Derby Cycle Corporation, Thayer Equity Investors III L.P., Perseus Cycle L.L.C. and Quantum Industrial Partners L.D.C.. (Incorporated by reference to Exhibit
             10.9 to the Company's current report on Form 8-K/A filed with the Commission on November 30, 2000, Commission File Number 0001067447).

   10.43 Series D preferred shares Purchase Agreement dated as of November 22, 2000 between The Derby Cycle Corporation, Quantum Industrial Partners L.D.C., Thayer Equity Investors III L.P., and Perseus Cycle L.L.C.. (Incorporated by reference to Exhibit 10.10 to the Company's current report on Form 8-K/A filed with the Commission on November 30, 2000, Commission File Number 0001067447).

   10.44 Second Amendment and Restatement Agreement dated November 22, 2000 relating to the Multi-Currency Credit Facility of up to DM 209,355,403 dated May 12, 1998 between The Derby Cycle Corporation and others as Borrowers and/or Guarantors, Chase Manhattan plc as Arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as Security Agent and Chase Manhattan International Limited as Facility Agent. (Incorporated by reference to Exhibit 10.11 to the Company's current report on Form 8-K/A filed with the Commission on November 30, 2000, Commission File Number 0001067447).

   10.45 Amendment Agreement dated January 23, 2001 relating to Multi-Currency Credit Facility of up to DM 209,355,403 dated May 2, 1998 between The Derby Cycle Corporation and others as Borrowers and/or Guarantors, J.P. Morgan plc as Arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as Security Agent and Chase Manhattan International Limited as Facility Agent. (Incorporated by reference to Exhibit 10.12 to the Company's current report on Form 8-K filed with the Commission on February 7, 2001 Commission File Number 0001067447).

*+ 10.46 Separation Agreement made as of September 1, 2000 between The Derby Cycle Corporation and Nancy E. Uridil.

*+ 10.47 Executive Services Agreement made as of November 22, 2000 between The Derby Cycle Corporation and Wamrox Management Limited.

*+ 10.48 Separation Agreement made as of December 20, 2000 between The Derby Cycle Corporation and Gary S. Matthews.

*+ 10.49 Separation Agreement made as of December 21, 2000 between The Derby Cycle Corporation and Daniel S. Lynch.

                                      E9

Exhibit
  No.        Description
  ---        -----------

*+ 10.50 Assignment Contract dated January 11, 2001 between The Derby Cycle Corporation and Executive Interim Management.

*+ 10.51 Separation Agreement made as of February 1, 2001 between The Derby Cycle Corporation and Reggie Fils-Aime.

*  10.52     Amendment Agreement dated February 27, 2001 relating to Multi-
             Currency Credit Facility of up to DM 209,355,403 dated May 12, 1998 between The Derby Cycle Corporation and others as Borrowers and/or
             Guarantors, J.P. Morgan plc as Arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as
             Security Agent and Chase Manhattan International Limited as
             Facility Agent.

*  10.53     Amendment Agreement dated March 15, 2000 relating to Multi-Currency
             Credit Facility of up to DM 209,355,403 dated May 12, 1998 between
             The Derby Cycle Corporation and others as Borrowers and/or
             Guarantors, J.P. Morgan plc as Arranger, the financial institutions named therein as Banks, Chase Manhattan International Limited as
             Security Agent and Chase Manhattan International Limited as
             Facility Agent.

*  21.1      Subsidiaries of The Derby Cycle Corporation.

*  24.1      Power of attorney to sign the Annual Report on Form 10-K for The
             Derby Cycle Corporation.



*  Filed herewith
+ Management contract or compensatory plan or arrangement.

                                     E10

                         INDEX TO FINANCIAL STATEMENTS

                         Index to Consolidated Financial Statements:
-----------------------------------------------------------------------------------------------

Report of Independent Auditors................................................................. F2

Consolidated Balance Sheets as of December 31, 1999 and 2000................................... F3

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000..... F4

Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1998, 1999 and 2000.................................................................................. F5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000..... F8

Notes to Consolidated Financial Statements..................................................... F10


             Index to Schedule 1, Condensed Financial Information of Registrant:
---------------------------------------------------------------------------------------------

Condensed Balance Sheets as of December 31, 1999 and 2000...................................... A1

Condensed Statements of Operations for the years ended December 31, 1998, 1999 and 2000........ A2

Condensed Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000........ A3

Note to Condensed Financial Statements......................................................... A5

Report of Independent Auditors


To the Shareholders of The Derby Cycle Corporation:

We have audited the accompanying consolidated balance sheets of The Derby Cycle Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Derby Cycle Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses, has a net capital deficiency and is currently in violation of its bank facility agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

     Arthur Andersen
     Nottingham, England
     April 13, 2001

                          The Derby Cycle Corporation
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                        Assets                               December 31,
                                                      --------------------------
                                                            1999            2000
Current assets:
     Cash and cash equivalents....................... $  28,938       $  19,573
     Receivables, net of allowances..................    93,167          81,900
     Inventories.....................................   121,499         114,649
     Other current assets............................     9,926           6,935
          Total current assets.......................   253,530         223,057
Property, plant and equipment, net...................    40,615          35,127
Intangibles, net.....................................    41,590          35,485
Other assets.........................................        50              50
Prepaid pension assets...............................    57,345          62,107
                                                      ---------       ---------
          Total assets............................... $ 393,130       $ 355,826
                                                      =========       =========

          Liabilities and Shareholders' Deficit
Current liabilities:
     Accounts payable................................ $  60,985       $  54,985
     Accrued liabilities.............................    23,776          25,055
     Income taxes payable............................     3,344           2,583
     Short term borrowings...........................    69,207          76,651
     Other current liabilities.......................     5,721          11,109
                                                      ---------       ---------
          Total current liabilities..................   163,033         170,383
                                                      ---------       ---------
Other liabilities:
     Long term debt..................................   176,410         172,884
     Excess of assets acquired over cost of
          acquisitions...............................    13,950          12,562
     Deferred income taxes...........................    18,878          20,128
     Other liabilities...............................     6,605           4,975
                                                      ---------       ---------
          Total liabilities..........................   378,876         380,932
                                                      ---------       ---------
Minority interest....................................        32               -
                                                      ---------       ---------
Commitments and contingencies:
Preferred stock with redemption rights, $0.01 par
     value; 25,000 shares authorized, issued &
     outstanding of Series A; 3,000 shares
     authorized, issued & outstanding of Series B;
     100 shares authorized of Series C-1; 52,180
     authorized shares of Series D, none/12,000
     shares issued & outstanding; 7,500 shares
     authorized of Series D-1, none/7,410 issued
     & outstanding; 30,000 authorized shares of
     Class C common stock, 23,490/23,525 issued and
     outstanding and none/2,500 Class C common stock
     warrants issued and outstanding  as of
     December 31, 1999/2000..........................    76,879         111,026
Stock rights.........................................    23,300          23,300
Shareholders' equity (deficit):
     Class A common stock, $0.01 par value, 200,000
          shares authorized, 47,160 /47,300 shares
          issued & outstanding as of December 31,
          1999/2000..................................         1               1
     Class B common stock, $0.01 par value, 15,000
          shares authorized, nil shares issued &
          outstanding as of December 31, 1999/2000...         -               -
     Additional paid-in capital......................    25,459          25,599
     Class A common stock warrants...................         -               -
     Receivable from shareholders....................    (3,113)         (3,212)
     Accumulated deficit.............................  (100,460        (166,635)
     Accumulated other comprehensive income (loss)...    (7,844)        (15,185)
                                                      ---------       ---------
          Total shareholders' deficit................   (85,957)       (159,432)
                                                      ---------       ---------
          Total liabilities, preferred stock with
               redemption rights and shareholders'
               deficit............................... $ 393,130       $ 355,826
                                                      =========       =========

  The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation
                     Consolidated Statements of Operations
                            (Dollars in thousands)

                                                                                For the years ended
                                                                                   December 31,
                                                                         ---------------------------------
                                                                               1998        1999        2000
                                                                         ----------  ----------  ----------
Net revenues.............................................................$ 450,008   $ 529,607   $ 526,724
Cost of goods sold....................................................... (335,519)   (397,182)   (412,530)
                                                                         ---------   ---------   ---------
      Gross profit.......................................................  114,489     132,425     114,194
                                                                         ---------   ---------   ---------
Selling, general and administrative expenses.............................  (91,111)   (109,209)   (121,831)
   Recapitalization costs................................................   (5,853)          -           -
   Restructuring charge..................................................        -      (4,476)       (783)
   Non-recurring items...................................................        -      (4,229)     (1,309)
   Impairment of property, plant and equipment...........................        -           -        (989)
   Gain on dispositions of property, plant and equipment.................        -       3,675       1,632
                                                                         ---------   ---------   ---------
      Operating income (loss)............................................   17,525      18,186      (9,086)
                                                                         ---------   ---------   ---------
Other income (expense):
   Interest expense......................................................  (17,053)    (26,458)    (31,462)
   Interest income.......................................................    1,026         553         398
   Other income (expense), net...........................................   (1,334)      1,481       1,938
                                                                         ---------   ---------   ---------
     Income (loss) from continuing operations before income..............      164      (6,238)    (38,212)
Provision for income taxes...............................................   (6,929)     (4,598)     (5,290)
Minority interest........................................................      (67)        (32)          -
                                                                         ---------   ---------   ---------
     Loss from continuing operations before extraordinary item...........   (6,832)    (10,868)    (43,502)
Discontinued operations:
   Income from discontinued operations...................................    1,375       5,711         442
   Loss on sale of discontinued operations...............................        -           -      (8,264)
                                                                         ---------   ---------   ---------
Income (loss) on discontinued operations.................................    1,375       5,711      (7,822)
                                                                         ---------   ---------   ---------
Extraordinary item - loss on early extinguishment of debt (net of tax
   of $233)..............................................................     (431)          -           -
                                                                         ---------   ---------   ---------
     Net loss............................................................   (5,888)     (5,157)    (51,324)
Dividends accrued on and fees on issue of preferred stock................   (4,932)     (7,957)    (14,851)
                                                                         ---------   ---------   ---------
     Net loss applicable to common shareholders..........................$ (10,820)  $ (13,114)  $ (66,175)
                                                                         =========   =========   =========

  The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation

               Consolidated Statements of Shareholders' Deficit
                  For the three years ended December 31, 2000
                            (Dollars in thousands)

                                                       Common       Addit-        Stock      Receiv-
                                                        stock        ional     warrants    able from
                                                                   paid-In                    share-
                                                                   capital                   holders
                                                   ----------   ----------   ----------   ----------

January 1, 1998....................................$        -   $        -   $        -   $        -
Comprehensive loss-
   Net loss........................................         -            -            -            -
   Changes in fair value of hedge instruments......         -            -            -            -
   Translation adjustments.........................         -            -            -            -
                                                   ----------   ----------   ----------   ----------
Total comprehensive income.........................         -            -            -            -
                                                   ----------   ----------   ----------   ----------
   Capital contribution prior to Recapitalization..         -            -            -            -
   Issuance of common stock........................         1       22,499            -            -
   Receivable from shareholders....................         -            -            -            -
   Issuance of stock rights........................         -            -            -            -
   Distribution to shareholders in connection with
     Recapitalization..............................         -            -            -            -
                                                   ----------   ----------   ----------   ----------
December 31, 1998..................................$        1   $   22,499   $        -   $        -
                                                   ==========   ==========   ==========   ==========

                                                      Capital     Accumul-     Accumul-        Total
                                                      invest-         ated         ated
                                                         ment      deficit        other
                                                                                compre-
                                                                                hensive
                                                                                 income
                                                   ----------   ----------   ----------   ----------

January 1, 1998....................................$   91,455   $   (6,162)  $   (3,420)  $   81,873
Comprehensive loss-................................         -            -            -            -
   Net loss........................................         -       (5,888)           -       (5,888)
   Changes in fair value of hedge instruments......         -            -        1,116        1,116
   Translation adjustments.........................         -            -       (2,970)      (2,970)
                                                   ----------   ----------   ----------   ----------
Total comprehensive income.........................         -       (5,888)      (1,854)      (7,742)
                                                   ----------   ----------   ----------   ----------
   Capital contribution prior to Recapitalization..     1,600        6,040            -        7,640
   Issuance of common stock........................         -            -            -       22,500
   Receivable from shareholders....................         -            -            -            -
   Issuance of stock rights........................         -      (23,300)           -      (23,300)
   Accrued dividend on preferred stock.............         -       (4,932)           -       (4,932)
   Distribution to shareholders in connection with
     Recapitalization..............................   (93,055)     (53,104)           -     (146,159)
                                                   ----------   ----------   ----------   ----------
December 31, 1998..................................$        -   $  (87,346)  $   (5,274)  $  (70,120)
                                                   ==========   ==========   ==========   ==========

                          The Derby Cycle Corporation

                  For the three years ended December 31, 2000
                            (Dollars in thousands)

                                                  Common       Addit-        Stock      Receiv-
                                                   stock        ional     warrants    able from
                                                              paid-In                    share-
                                                              capital                   holders
                                                 ----------   ----------   ----------   ----------
January 1, 1999..................................$        1   $   22,499  $         -   $        -
Comprehensive loss-
   Net loss......................................         -            -            -            -
   Changes in fair value of hedge instruments....         -            -            -            -
   Translation adjustments.......................         -            -            -            -
                                                 ----------   ----------   ----------   ----------
Total comprehensive income.......................         -            -            -            -
                                                 ----------   ----------   ----------   ----------
   Issuance of common stock......................         -        2,960            -            -
   Receivable from shareholders..................         -            -            -       (3,113)
   Accrued dividend on preferred stock...........         -            -            -            -
                                                 ----------   ----------   ----------   ----------
December 31, 1999................................$        1   $   25,459  $         -    $  (3,113)
                                                 ==========   ==========   ==========   ==========

                                                                Accumul-     Accumul-        Total
                                                                    ated         ated
                                                                 deficit        other
                                                                              compre-
                                                                              hensive
                                                                               income
                                                              ----------   ----------   ----------

January 1, 1999...............................................$  (87,346)  $   (5,274)  $  (70,120)
Comprehensive loss-
   Net loss...................................................    (5,157)           -       (5,157)
   Changes in fair value of hedge instruments.................         -       (1,116)      (1,116)
   Translation adjustments....................................         -       (1,454)      (1,454)
                                                              ----------   ----------   ----------
Total comprehensive income....................................    (5,157)      (2,570)      (7,727)
                                                              ----------   ----------   ----------
   Issuance of common stock...................................         -            -        2,960
   Receivable from shareholders...............................         -            -       (3,113)
   Accrued dividend on preferred stock........................    (7,957)           -       (7,957)
                                                              ----------   ----------   ----------
December 31, 1999.............................................$ (100,460)  $   (7,844)  $  (85,957)
                                                              ==========   ==========   ==========

                          The Derby Cycle Corporation

                  For the three years ended December 31, 2000
                            (Dollars in thousands)

                                                               Common       Addit-        Stock      Receiv-
                                                                stock        ional     warrants    able from
                                                                           paid-In                    share-
                                                                           capital                   holders
                                                           ----------   ----------   ----------   ----------

January 1, 2000............................................$        1   $   25,459   $        -   $   (3,113)
Comprehensive loss-
   Net loss................................................         -            -            -            -
   Translation adjustments.................................         -            -            -            -
                                                           ----------   ----------   ----------   ----------
Total comprehensive income.................................         -            -            -            -
                                                           ----------   ----------   ----------   ----------
   Issuance of common stock................................         -          140            -            -
   Receivable from shareholders............................         -            -            -          (99)
   Professional fees on issue of Series D and D-1..........         -            -            -            -
     preferred stock
   Accrued dividend on preferred stock.....................         -            -            -            -
                                                           ----------   ----------   ----------   ----------
December 31, 2000..........................................$        1   $   25,599   $        -   $   (3,212)
                                                           ==========   ==========   ==========   ==========

                                                                          Accumul-     Accumul-        Total
                                                                              ated        other
                                                                           deficit         ated
                                                                                        compre-
                                                                                        hensive
                                                                                         income
                                                                        ----------   ----------   ----------

January 1, 2000.........................................................$ (100,460)  $   (7,844)  $  (85,957)
Comprehensive loss-
   Net loss.............................................................   (51,324)           -      (51,324)
   Translation adjustments..............................................         -       (7,341)      (7,341)
                                                                        ----------   ----------   ----------
Total comprehensive income..............................................   (51,324)      (7,341)     (58,665)
                                                                        ----------   ----------   ----------
   Issuance of common stock.............................................         -            -          140
   Receivable from shareholders.........................................         -            -          (99)
   Professional fees on issue of Series D and D-1 preferred stock.......      (550)           -         (550)
   Accrued dividend on preferred stock..................................   (14,301)           -      (14,301)
                                                                        ----------   ----------   ----------
December 31, 2000.......................................................$ (166,635)  $  (15,185)  $ (159,432)
                                                                        ==========   ==========   ==========

                          The Derby Cycle Corporation
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                          For the years ended
                                                                             December 31,
                                                                   ---------------------------------
                                                                        1998        1999        2000
                                                                   ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)................................................$ (5,888)   $ (5,157)   $(51,324)
  Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities-
    Loss on sale of discontinued operations........................       -           -       8,264
    Depreciation...................................................   9,407       8,956       7,208
    Amortization of intangibles, goodwill and investment grants....    (616)        164         306
    Issue of Class C warrants classified as interest cost..........       -           -         400
    Amortization of deferred financing costs.......................   1,422       1,875       4,299
    Extraordinary loss on early extinguishment of debt.............     431           -           -
    Minority interest..............................................      67          32           -
    Unrealized (gain) loss on swaps recognized in earnings.........   1,334           -           -
    Change in fair value of other currency instruments.............       -      (1,481)        (99)
    Net periodic pension income....................................  (5,403)     (5,368)     (7,335)
    Curtailment of pension plans of continuing operations..........       -         540           -
    Contributions made to pension plans............................  (1,577)       (161)       (139)
    Recapitalization costs.........................................   5,853           -           -
    Impairment of property, plant and equipment....................       -           -         989
    Gain on disposition of property, plant and equipment...........       -      (9,314)     (1,632)
Net changes in operating assets and liabilities, net of
    acquisitions-
    (Increase) decrease in receivables.............................     886     (15,949)      2,614
    (Increase) decrease in inventories............................. (12,980)     (6,802)     (1,796)
    (Increase) decrease in other current assets....................     795         354       1,853
    Increase (decrease) in accounts payable........................    (587)     22,143         729
    Increase (decrease) in accrued liabilities.....................  (3,991)      1,418       2,821
    Increase (decrease) in income taxes payable....................   4,491      (4,706)       (592)
    Increase (decrease) in other current liabilities...............     953       3,515       5,516
    Increase (decrease) in deferred income taxes...................   1,009       1,207       2,587
    Increase (decrease) in other liabilities.......................    (457)      1,701        (947)
                                                                   ---------   ---------   ---------
        Net cash provided by (used by) operating activities........  (4,851)     (7,033)    (26,278)
                                                                   ---------   ---------   ---------


Cash flows from investing activities:
    Purchases of property, plant and equipment.....................  (8,322)     (7,357)     (8,516)
    Proceeds from property, plant and equipment dispositions.......   1,135      13,983       3,252
    Cash paid for acquisitions, net of cash acquired...............       -     (44,288)          -
    Professional fees on sale of discontinued operations...........       -           -        (601)
    Purchase of trade investment...................................       -         (50)          -
    Purchase of trademarks.........................................  (1,108)          -           -
    Purchase of minority interest..................................  (1,933)       (246)     (1,329)
    Proceeds from disposition of minority interest.................     261           -           -
                                                                   ---------   ---------   ---------
        Net cash used in investing activities......................$ (9,967)   $(37,958)   $ (7,194)
                                                                   ---------   ---------   ---------

                          The Derby Cycle Corporation
               Consolidated Statements of Cash Flows (continued)
                            (Dollars in thousands)

                                                                       For the years ended
                                                                          December 31,
                                                               ------------------------------------
                                                                     1998        1999        2000
                                                               ----------   ----------   ----------
Cash flows from financing activities:
    Proceeds from stock issue..................................$  63,000    $  26,450    $     175
    Secured promissory notes receivable from shareholders......        -       (3,113)         (99)
    Redemption of shares in subsidiaries....................... (146,159)           -            -
    Repayment of Series A, B and C Senior Notes, net...........  (53,334)           -            -
    Proceeds from Senior Note issue............................  161,867            -            -
    Proceeds from Subordinated Note issue......................        -       20,000            -
    Proceeds from Series D preferred stock issue...............        -            -       12,000
    Proceeds from Series D-1 preferred stock issue.............        -            -        7,410
    Series D and D-1 issue costs...............................        -            -         (550)
    Short term borrowings, net, prior to Recapitalization......   45,894            -            -
    Repayment of short term borrowings at Recapitalization.....  (82,721)           -            -
    Proceeds from short term borrowings at Recapitalization....   84,914            -            -
    Short term borrowings, net, post Recapitalization..........  (25,873)       8,363        7,449
    Repayment of term loan.....................................   (9,057)           -            -
    Deferred financing costs...................................  (13,924)        (403)      (2,772)
    Recapitalization costs.....................................   (5,853)           -            -
    Dividends paid.............................................        -          (51)         (31)
    Contribution by DICSA......................................    1,600            -            -
                                                               ----------   ----------   ----------
        Net cash provided by financing activities..............   20,354       51,246       23,582
                                                               ----------   ----------   ----------
Effect of exchange rate changes................................   (3,509)       5,230          525
                                                               ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents...........    2,027       11,485       (9,365)
Cash and cash equivalents, beginning of year...................   15,426       17,453       28,938
                                                               ----------   ----------   ----------
Cash and cash equivalents, end of year.........................$  17,453    $  28,938    $  19,573
                                                               ==========   ==========   ==========

Supplemental cash flow information:
    Interest paid..............................................$  13,525    $  20,313    $  23,601
    Income taxes paid..........................................    6,372        7,973        5,216
    Income taxes received......................................    5,624            -        1,742
                                                               ==========   ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

1.   Nature of the Business and Basis of Presentation:

The accompanying combined financial statements have been prepared to reflect the financial position and results of operations of the bicycle and bicycle component businesses of Derby International Corporation S.A. ("DICSA"), a Luxembourg holding company through May 14, 1998. Up to that date DICSA owned shares, either directly or indirectly, in a number of bicycle and bicycle component companies worldwide that predominantly operate as standalone entities. Each of the companies manufactures, assembles and/or distributes bicycles and bicycle components. These bicycle and bicycle component companies, collectively referred to as the "Company", have significant operations in The Netherlands, the U.K., Canada, Germany, South Africa and the U.S.A.. The Company owns or licenses many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Diamond Back and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany.

Effective May 14, 1998, DICSA reorganized its businesses in connection with a recapitalization agreement (the "Recapitalization Agreement," see Note 20) so that each of its bicycle and bicycle component companies are owned directly or indirectly by The Derby Cycle Corporation (the "Company"), a Delaware corporation with operations in the U.S.A.. The accompanying consolidated financial statements have been prepared to reflect the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through December 31, 2000. Accordingly, the accompanying combined and consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S.A. and are presented in U.S. Dollars.

The accompanying combined and consolidated financial statements, herein referred to as the consolidated financial statements, have been prepared as if the Company had been in existence for all periods presented. DICSA's historical basis in the assets and liabilities of the Company has been carried over. All material inter-company transactions and balances between entities included in these combined financial statements have been eliminated. Certain expenses were originally recorded by DICSA on behalf of the Company, such as headquarters' management costs and other corporate expenses. These amounts have been allocated in their entirety in the Company's financial statements, as such costs were incurred on behalf of the Company except for an immaterial amount that related to DICSA. The selling, general and administrative expenses of the headquarters and corporate expenses were $1,910,000, $5,007,000 and $9,393,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Management believes the allocation in 1998 is reasonable and represents the expenses as if the Company had been a stand-alone operation.

For the purposes of calculating the net loss applicable to Common Shareholders, the Common Stock outstanding used assumes that the conversion of pre-existing stock at the time of the Recapitalization is applicable to earlier years.

The Company has generated net losses of $5.9 million, $5.2 million and $51.3 million in 1998, 1999 and 2000, respectively.

As of December 31, 2000, the Company had $254.3 million of combined indebtedness, comprising $152.9 million of Senior Notes, the $20.0 million Subordinated Note, $72.4 million of borrowings and $4.8 million of letters of credit and guarantees under the Revolving Credit Facility, and $4.2 million of borrowings under the South African Credit Facility.

A revolving credit facility of DM209.4 million ($100.7 million at the December 31, 2001 exchange rate) on a secured senior basis is available to the Company's operating and finance subsidiaries until June 30, 2002 (the "Revolving Credit Facility"). Borrowings under this Revolving Credit Facility are available subject to a borrowing base determined as a percentage of eligible assets.

The Revolving Credit Facility is governed by an agreement, (as amended, the "Revolving Credit Agreement") which contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of shares in any subsidiary, dispose of assets, incur additional indebtedness, incur liens and encumbrances, engage in mergers and acquisitions, exercise certain options, make investments, incur guaranty obligations, make loans, make capital distributions, enter into joint ventures, repay the Senior Notes, and to make loans or pay any dividend or distribution to the issuers

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

for any reason other than (among other things) to pay interest (but not principal) owing in respect of the Senior Notes.

The Company was in breach of the financial covenants under the Revolving Credit Agreement as at December 31, 2000 and continues to be in default. The latest available measurement against the covenants in the Revolving Credit Agreement, which are denominated in Deutsche Marks, is as follows (in thousands):

                                         Latest available
                                         measurement date   Covenant    Actual
                                        -----------------  ---------  --------
Consolidated Adjusted EBITDA........... December 31, 2000  DM22,200   DM1,344
Financial Indebtedness.................    March 26, 2001   199,700   199,723
Consolidated Adjusted Cashflow.........     March 4, 2001   (56,100)  (73,743)
Capital Expenditure.................... December 31, 2000    21,100    17,901

The Company believes that it will not be in compliance with the Consolidated Adjusted EBITDA covenant for the first quarter of 2001 due to the expense of closing both its Stamford, Connecticut headquarters and the manufacturing operations at its Kent, Washington facility.

On January 23, 2001 the Company entered into an amendment (the "Amendment") to its Revolving Credit Agreement, in which the lenders thereunder (the "Banks") have waived the breach by the Company of the Consolidated Adjusted EBITDA covenant for the quarter ended December 31, 2000, the Financial Indebtedness covenant for the month ending February 4, 2001 and the Consolidated Adjusted Cashflow covenant for the 3-months ending February 4, 2001, for the sole purpose of permitting the Company to draw down under the Revolving Credit Agreement. The Amendment requires the Company to use its best endeavors to sell certain non-core assets of the Company and to use the proceeds of any such sales to provide capacity under the Revolving Credit Facility. Similar amendments were entered into on February 27, 2001 and March 15, 2001 for the sole purpose of permitting the Company to further draw down on its Revolving Credit Facility while it is in breach of these covenants. The Revolving Credit Facility is currently fully drawn, including advances of $84.5 million and ancillary facilities of $12.8 million available by way of overdraft, letters of credit and guarantees.

The failure to comply with the provisions of the Revolving Credit Agreement has resulted in an event of default thereunder, and, depending upon the actions of the Banks, all amounts borrowed under the Revolving Credit Agreement, together with accrued interest, could be declared due and payable at any time. If the Company were not able to repay all amounts borrowed under the Revolving Credit Agreement, together with accrued interest when due, the Banks would have the right to proceed against the collateral granted to them to secure such indebtedness. If the indebtedness outstanding under the Revolving Credit Agreement and the other indebtedness and liabilities of the Company were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness, and that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the Senior Notes and the other indebtedness and liabilities of the Company.

The Senior Notes are issued under indentures (collectively, the "Senior Note Indentures"). The Senior Note Indentures contain certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

A failure to comply with the covenants of the Senior Note Indentures would, if not cured within the applicable grace period, result in an event of default under such indentures, which would cause the principal, together with accrued interest thereon, to become immediately due and payable. An event of default under the Senior Note Indentures would also constitute an event of default under the Revolving Credit Agreement.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

Interest on the Senior Notes is payable bi-annually on May 15 and November 15. The next interest payment of $7.5 million falls due for payment on May 15, 2001. While the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that such interest will be paid.

The Senior Note Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Facility. As of December 31, 2000, the Company had indebtedness outstanding under the Revolving Credit Facility of $77.3 million, which is secured and guaranteed by the obligors thereunder through a first priority security interest in all the assets, properties and undertakings of the Company and $4.2 million of borrowings under the South African Credit Facility which are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and therefore do not have the benefit of any such collateral. Accordingly, an event of default under the Revolving Credit Agreement or the South African Credit Facility, gives the Banks the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Senior Notes, notwithstanding the existence of any event of default with respect to the Senior Notes.

The Banks have expressed a strong preference for the Company to repay the Revolving Credit Facility during the second half of 2001, when the advances under the Revolving Credit Facility are expected to be at their lowest point of the year. The Company is currently in the process of reviewing its business and exploring all alternatives available in order to repay the Revolving Credit Facility. The Company has engaged Lazard Freres & Co. L.L.C. ("Lazard") to render financial advisory services to the Company in this regard. Lazard are exploring all alternatives available to the Company in order to repay the Revolving Credit Facility, including refinancing the Revolving Credit Facility with asset based lenders, the sale of certain assets and operations and the restructuring of other indebtedness. While management presently has no firm plans to dispose of significant assets or operations, it is possible that the sale of certain assets and operations may involve the disposal of a significant part of the Company's operations. No assessment can be made at this time of the likelihood that any refinancing, sale, or restructure of indebtedness is feasible or can be effectively implemented. The Company believes that any repayment of the Revolving Credit Facility would be made in conjunction with a restructuring of the Senior Notes.

In order both to address its long-term capital and debt service requirements, and in connection with the potential repayment of the Revolving Credit Facility, the Company began working with an informal committee comprised of holders of more than 50% of the principal amount of its Senior Notes, on March 21, 2001, for the purposes of negotiating a consensual restructuring of its outstanding securities. The Company has advised the informal committee of noteholders that any restructuring proposal made by the Company will (a) provide for payment in full of all obligations to the Company's trade creditors that continue to support the Company with customary trade credit and (b) not have any impact on the day-to-day operations with regard to employees, customers, suppliers, distributors and general business.

Although the Company previously generated operating income from continuing operations, the current year's operating loss arose largely due to (i) the increased costs of a new corporate headquarters in Stamford, Connecticut (ii) fees paid to a number of consultants, (iii) an unsuccessful business-to-consumer internet strategy, (iv) restructuring and non-recurring costs, (v) exchange losses which arose from not hedging its foreign currency exchange exposure, and
(vi) over-ambitious growth at its German operations which resulted in inefficiency due to manufacturing bottlenecks and the accumulation of excess inventory of components. The Company is taking steps to avoid a recurrence of such costs, including the closure of the corporate headquarters in Stamford, Connecticut and its internet operation, the termination of certain consulting arrangements, increases in selling prices to recover increased costs arising from adverse movements in exchange rates and lower sales targets for its German operations.

While the Company's internal financial projections indicate that it would generate sufficient cash flow from operations to service its debt obligations as they are currently scheduled to fall due in the next 12-months, there can be no assurance that the Company will be able to meet such obligations. Moreover the Company is not confident that it can sustain, beyond the next 12-months, the generation of sufficient cash from operations to maintain the continuing payment of interest on its current high level of indebtedness. Furthermore, while the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that it will service its debt obligations.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The Company has suffered recurring net losses, has a net capital deficiency and is currently in default of its Revolving Credit Agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Nevertheless, the Company considers it appropriate to prepare the accompanying consolidated financial statements on the going concern basis of accounting.

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

Foreign currency translation
The financial statements of the Company's subsidiaries have been translated in accordance with Statement of Financial Accounting Standards ("SFAS") 52 "Foreign Currency Translation". Current rates of exchange are used to translate the balance sheets of the Company's subsidiaries, while the average exchange rate for each year is used to translate the statements of operations and cash flows. The resulting translation adjustments are recorded as a component of shareholders' equity (deficit). Gains or losses resulting from transactions in other than a functional currency are reflected in cost of goods sold in the accompanying Consolidated Statements of Operations. Total foreign currency gains (losses) were $2,042,000, $(118,000) and $(86,000) for the years ended December 31, 1998, 1999 and 2000, respectively.

Revenue recognition
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, the Company adopted the provisions of SAB 101 and the resulting impact was immaterial to the Company's consolidated financial position, results of operations and cash flows.

Revenue is generally recognized net of sales taxes, returns, discounts and allowances, when products are shipped to customers or services are rendered.

Advertising costs
Advertising costs are expensed as incurred. Total advertising costs were $10,858,000, $9,879,000 and $13,474,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

Restructuring charge
In 1999 the Company completed the plans to restructure its businesses in the U.K. and the Raleigh distribution operations in Germany, The Netherlands, Belgium and Ireland. Raleigh U.K. ceased manufacturing steel bicycle frames at the end of 1999 due to increased consumer demand for aluminum frames. Steel frames manufactured by the company accounted for approximately 50% of all frames sold by the company in 1999, with the balance being fabricated mostly from aluminum and imported from Asia. Other components of the restructuring at Raleigh U.K. included streamlining the company's product development and marketing functions. Management of the Raleigh distribution operations in Germany, The Netherlands and Belgium, previously run on a stand-alone basis, was combined with the Gazelle and Derby Germany operations. The Raleigh Ireland warehouse was closed and distribution out-sourced, leaving only a sales and marketing organization in Ireland. In aggregate, 182 employees were engaged in these activities which have ceased and their employment has been terminated. 20 employees volunteered to leave, all of whom left and were paid their termination benefits in 1999. 162 employees were terminated involuntarily of whom 153 left during 1999 and were paid $2,529,000 in termination benefits. A further 9 employees were compulsorily terminated in the second quarter of 2000 and were paid $125,000.The closure expenses were mainly in respect of the closure of operations and costs incurred on the re-

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

configuration of assembly tracks, all of which were written off or paid during 1999. The total restructuring charge of $4,476,000 and $783,000 in 1999 and 2000 comprised the following items (in thousands):

                                                  For the years ended
                                                       December 31,
                                          ------------------------------------
                                                1998         1999         2000
                                          ----------   ----------   ----------
Voluntary termination benefits............$       -    $     621    $       -
Involuntary termination benefits..........        -        2,654          565
Closure expenses..........................        -        1,201            -
Warehouse relocation costs................        -            -          218
                                          ----------   ----------   ----------
                                          $       -    $   4,476    $     783
                                          ==========   ==========   ==========

In July 2000 the Company sold the U.K. site used for employee car parking, storage and the parts and accessories business, released by the 1999 restructuring, to a property developer. Restructuring costs comprise $218,000 incurred to relocate the Raleigh U.K. Parts & Accessories operation to a green field site. A $565,000 expense was incurred to reorganize the selling and distribution operations of Derby U.S.A. 35 employees ceased their employment and were terminated involuntarily.

Shipping and handling costs
With effect from December 2000 the Company has adopted the proposals of EITF 00-10 on shipping and handling costs. Revenues received from customers in respect of shipping and handling costs recharged are included as part of net revenues for all periods reported; previously such recharges were offset against the related costs incurred. Net revenues from shipping and handling were $2,265,000, $3,750,000 and $4,864,000 for the years ended December 31, 1998, 1999 and 2000 respectively.

Shipping and handling costs are included within selling, general and administrative expenses. Total costs were $14,066,000 $24,538,000 and $27,936,000 for the years ended December 31, 1998, 1999 and 2000 respectively.

Non-recurring items
In 1999 the Company restructured its corporate management and established its headquarters in Stamford, Connecticut to organize the finance, marketing and purchasing functions on a global basis. The Company also reviewed the logistics of Raleigh and Diamond Back distribution in the U.S.A. and undertook strategic reviews to leverage global scale and strengthen the brands.

In December 2000 the Company resolved to close the corporate headquarters in Stamford, Connecticut and transfer all control and administrative activities to Nottingham, U.K.. 4 employees were terminated involuntarily in 2000, 3 of whom remained on the payroll as of December 31, 2000, and $1,109,000 of accrued termination benefits in respect of these employees is included in other liabilities. The remaining 4 corporate headquarters employees based in Stamford, Connecticut have been terminated since the year-end. $200,000 was incurred on a review of the E.R.P. computer system at Derby Germany.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The total non-recurring items of $4,229,000 and $1,309,000 in 1999 and 2000 comprised the following (in thousands):

                                                     For the years ended
                                                           December 31,
                                              ----------------------------------
                                                    1998        1999        2000
                                              ----------  ----------  ----------
Global components sourcing project............$           $   1,750   $
                                                      -                       -
Manufacturing and logistics strategic review..        -         473           -
Brand and distribution assessment.............        -       1,457           -
Recruitment of headquarters staff.............        -         549           -
Involuntary termination benefits..............        -           -       1,109
Systems investigations costs..................        -           -         200
                                              ----------  ----------  ----------
                                              $           $   4,229   $   1,309
                                              ==========  ==========  ==========

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

Basis of consolidation
The financial statements combine the financial position and results of operations of the bicycle and bicycle component businesses of DICSA, through May 14, 1998, and consolidate the financial position and results of operations of the Company and its subsidiaries from May 14, 1998 through December 31, 2000. The results of subsidiaries are consolidated in the statements of operations from the date of acquisition from records maintained in the country in which the enterprise is located. Goodwill arising on combination and consolidation is being amortized over 40 years.

Cash and cash equivalents
The Company considers liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Due to the short maturity of these investments, their carrying amount approximates fair value.

Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first in, first out ("FIFO") basis. A reserve is made for obsolete, slow moving and defective items where appropriate.

Inventories consist of the following (in thousands):

                                                               December 31,
                                                         ----------------------
                                                               1999        2000
                                                         ----------  ----------
Finished products........................................$  54,205   $  60,871
Work in process..........................................    9,594       8,469
Raw materials............................................   57,700      45,309
                                                         ----------  ----------
Total inventories........................................$ 121,499   $ 114,649
                                                         ==========  ==========

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

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

Property, plant and equipment
Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the useful life of the asset (buildings-50 years; plant and equipment-3 to 13 years) or the lease term if shorter for leasehold improvements. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are removed from the Consolidated Balance Sheets, and the resulting gains and losses are reflected within the Consolidated Statements of Operations. Maintenance costs are expensed as incurred.

Capital grants
Capital grants received from government authorities to construct facilities are amortized over the estimated useful life of the respective assets. The amounts amortized were $547,000, $445,000 and $365,000 for the years ended December 31, 1998, 1999, and 2000, respectively. The unamortized balance of capital grants was $2,447,000 and $1,927,000 as of December 31, 1999 and 2000, respectively, and is included in the accompanying balance sheets as other long-term liabilities.

These grants relate to the factory completed in Rostock, Germany in 1993. The total grants received for the Rostock factory were $10.3 million, and had certain claw-back provisions relating to maintaining both the assets and a minimum number of employees which expired during the year ended December 31, 2000.

Sale and leaseback
In December 1999 the Company contracted with the University of Nottingham for the sale and leaseback of its two main manufacturing sites in Nottingham, U.K.. The Sturmey Archer site was vacated by the subsequent owners of the business (Note 14) in February 2001 and the Raleigh U.K. site will be vacated by December 2003. The Raleigh U.K. property is being leased back at an annual rental of $372,500. Under sale and leaseback accounting provisions, a gain of $5,780,000 was recognized in 1999, which represents the excess of the proceeds, net of selling expenses, over the balance sheet value of the Raleigh U.K. property and the $1,433,000 present value of the future lease premiums of which $988,000 is included within other liabilities at December 31, 2000.

Intangibles
Intangibles are stated net of accumulated amortization of $5,939,000 and $11,123,000 as of December 31, 1999 and 2000, respectively. The Company has positive goodwill of $23,276,000 and $19,476,000 included in intangibles as of December 31, 1999, and 2000, respectively, and negative goodwill of $13,950,000 and $12,562,000 as of December 31, 1999, and 2000, respectively, in excess of assets acquired over cost of acquisitions in the accompanying balance sheets. Both positive and negative goodwill are amortized using the straight-line method over 40 years. Total amortization expense on positive goodwill was $247,460, $578,220 and $500,000 for the years ended December 31, 1998, 1999 and 2000, respectively, and total amortization income related to negative goodwill was $526,460, $514,220 and $356,000 for the years ended December 31, 1998, 1999, and
2000, respectively. Trademarks are amortized over 15 years. Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. Amortization for the year ended December 31, 2000 includes an additional charge of $2,328,000 arising from the re-scheduling of the Revolving Credit Facility repayment date to June 2002.

The Company periodically evaluates whether events or circumstances have occurred indicating that the carrying amount of intangible assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of an asset, the Company recognizes an impairment loss based on the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined using the discounted cash flow method.

Impairment of long-lived assets
The Company periodically evaluates whether events or circumstances have occurred indicating that the carrying amount of long-lived assets may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of an asset, the Company recognizes an impairment loss based on the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined using the discounted cash flow method. The software and equipment of the internet operation, Bikeshop.com, was written down by $1.0 million to no value, as the lack of profitability in that business impaired the recoverable value of the assets.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

Reclassifications
Certain reclassifications have been made to prior years to conform to the current year presentation. In particular the Consolidated Statements of Operations have been adjusted to exclude the impact of discontinued operations which are separately disclosed on the face of the Consolidated Statements of Operations. The Consolidated Balance Sheet at December 31, 1999 and the Consolidated Statement of Cash Flows for the year ended December 31, 1999 have not been adjusted, and therefore include the discontinued operations. Class C common stock has been reclassified with preferred stock, recognizing the redemption terms of such stock.

Derivative Financial Instruments
The Company uses derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest and foreign currency exchange rates. As of December 31, 2000 the Company has not designated any derivative instruments as a hedge. Consequently, all the derivative instruments have been recorded as assets or liabilities at their fair value following SFAS 133 provisions and the changes in the fair value during the year have been recorded as gains or losses through other income (expense) in the statements of operations.

Forwards - Forward foreign currency exchange contracts, as well as currency options, are used to reduce the impact of currency exchange rate movements on purchases of inventory and sales of goods. Since the adoption of SFAS 133 on October 1, 1998, changes in fair value on forward contracts designated as cash flow hedges have been recorded in accumulated other comprehensive income (loss), and are recognized in the statements of operations with the related transaction. Changes in fair value on undesignated forward contracts are recorded as gains or losses through other income (expense) in the statements of operations as the changes in fair value occur. Prior to the adoption of SFAS 133, changes in the fair value of forward contracts were recorded as gains or losses through cost of goods sold for purchases and through revenues for sales. Cash flows resulting from forward contracts are included in cash flows from operating activities in the accompanying statements of cash flows.

Swaps - Currency and interest rate swaps have the effect of synthetically changing the currency and interest rates of certain liabilities of the Company. The net receivable or payable related to currency swaps was recorded as other current assets or other current liabilities, respectively, in the balance sheet as at December 31, 1997. Changes in the market value of the currency and interest rate swaps were recorded as gains or losses through other income (expense) in the accompanying statements of operations for the year ended December 31, 1998. Cash flows resulting from currency and interest rate swaps were classified in repayment of long term debt in the accompanying statements of cash flows for the year ended December 31, 1998. The Company has not used currency and interest rate swaps since the Recapitalization on May 14, 1998.

Options - Currency options, as well as forward foreign currency exchange contracts, are used to reduce the impact of currency exchange rate movements on purchases of inventory and sales of goods and to hedge foreign currency operating cash flows. Since the adoption of SFAS 133 on October 1, 1998, changes in fair value on currency options designated as cash flow hedges have been recorded in accumulated other comprehensive income (loss), and are recognized in the statements of operations with the related transaction. Changes in fair value on undesignated currency options are recorded as gains or losses through other income (expense) in the statements of operations as the changes in fair value occur. Prior to the adoption of SFAS 133, changes in the fair value of currency options were recorded as gains or losses through cost of goods sold for purchases, through revenues for sales and through other income (expense) for options purchased to hedge foreign currency operating cash flows . Cash flows resulting from currency options are included in cash flows from operating activities in the accompanying statements of cash flows. The options are expensed at maturity if they are not exercised.

Fair value of financial instruments
The following methods were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents - The carrying amount approximates the fair value due to the short term nature of the instruments.

Short term and long term debt - The fair value is estimated based upon quoted market prices at year-end or current interest rates for debt of the same maturity (see Notes 9 and 10).

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

Forwards and options - The fair value is estimated based on quoted market prices at year-end (see Note 8).

Swaps and caps - The fair value of currency and interest rate swap agreements was estimated based on quoted market prices at year-end (see Note 8).

3.   Receivables:

Receivables consist of the following (in thousands):

                                                      December 31,
                                                ----------------------
                                                      1999        2000
                                                ----------  ----------
Trade receivables...............................$  98,084   $  86,861
Royalty receivables.............................      119         226
     Total receivables..........................   98,203      87,087
Allowance for doubtful trade accounts...........   (4,027)     (3,450)
Allowance for sales discounts...................   (1,009)     (1,737)
                                                ----------  ----------
     Total receivables, net.....................$  93,167   $  81,900
                                                ==========  ==========


                                                         December 31,
                                                 ---------------------------
                                                    1998      1999      2000
                                                 -------   -------   -------
Allowance for doubtful trade accounts:
Balance January 1,                               $ 4,419   $ 3,956   $ 4,027
Discontinued operations                                -         -      (416)
Acquired with Diamond Back                             -     1,070         -
Additions charged to costs and expenses            1,467       571     2,472
Deductions                                        (2,045)   (1,172)   (2,410)
Effect of exchange rate changes                      115      (398)     (223)
                                                 -------   -------   -------
    Balance December 31,                         $ 3,956   $ 4,027   $ 3,450
                                                 =======   =======   =======
                                                         December 31,
                                                 ---------------------------
                                                    1998      1999      2000
                                                 -------   -------   -------
Allowance for discounts:
Balance January 1,                               $   564    $1,083    $1,009
Acquired with Diamond Back                             -       183         -
Additions charged to costs and expenses              566      (232)      768
Effect of exchange rate changes                      (47)      (25)      (40)
                                                 -------   -------   -------
    Balance December 31,                         $ 1,083   $ 1,009   $ 1,737
                                                 =======   =======   =======

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

4.   Other Current Assets:

Other current assets consist of the following (in thousands):

                                                                December 31,
                                                           --------------------
                                                                1999       2000
                                                           ---------  ---------
Prepaid expenses...........................................$  5,496   $  3,158
Receivable on derivatives..................................   1,149        266
Sales taxes recoverable....................................     614        678
Other receivables..........................................   2,667      2,833
                                                           ---------  ---------
  Total other current assets...............................$  9,926   $  6,935
                                                           =========  =========

5.   Property, Plant and Equipment:

Property, plant and equipment consist of the following (in thousands):

                                                                December 31,
                                                           --------------------
                                                                1999       2000
                                                           ---------  ---------
Land.......................................................$  1,107   $  1,113
Buildings..................................................  23,567     22,680
Equipment..................................................  80,844     74,164
                                                            105,518     97,957
Accumulated depreciation................................... (64,903)   (62,830)
                                                           ---------  ---------
  Net property, plant and equipment........................$ 40,615   $ 35,127
                                                           =========  =========

Depreciation expense (including discontinued operations) was $9,407,000, $8,956,000 and $7,208,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

6.   Intangibles:

Intangible assets consist of the following (in thousands):

                                                                December 31,
                                                           --------------------
                                                                1999       2000
                                                           ---------  ---------
Trademarks purchased.......................................$  8,523   $  8,523
Goodwill purchased.........................................  25,714     23,199
Deferred financing costs...................................  13,778     16,549
Effect of exchange rates...................................    (486)    (1,663)
                                                           ---------  ---------
                                                             47,529     46,608
Accumulated amortization...................................  (5,939)   (11,123)
                                                           ---------  ---------
  Total intangibles, net...................................$ 41,590   $ 35,485
                                                           =========  =========

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

7.   Accrued Liabilities:

The following is a breakdown of accrued liabilities (in thousands):

                                                             December 31,
                                                          ------------------
                                                              1999      2000
                                                          --------  --------
Sales taxes payable.......................................$ 2,159   $ 2,500
Payroll taxes payable.....................................  3,190     3,125
Accrued vacation..........................................  1,735     2,119
Accrued unvouchered payables.............................. 12,558    13,874
Warranty and rebates reserves.............................  4,134     3,437
                                                          --------  --------
   Total accrued liabilities..............................$23,776   $25,055
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

The Company held forward contracts for the purchases of inventory and sales of goods denominated in the following currencies (in thousands):

                                                       December 31,
                                             -----------------------------------
                                                    1999              2000
                                             ----------------- -----------------
                                                  Buy     Sell      Buy     Sell
                                             -------- -------- -------- --------
From: Pounds Sterling........................$ 9,935  $        $        $
      Deutsche Marks.........................  2,163        -        -        -
      Dutch Guilders.........................  4,015        -        -        -
      Canadian Dollars.......................  8,060        -    3,000        -
      South African Rand.....................    300        -      600        -
                                             -------- -------- -------- --------
To:   U.S. Dollars........................... 24,473        -    3,600        -
                                             -------- -------- -------- --------

From: Pounds Sterling........................  1,522        -        -        -
      U.S. Dollars...........................    603        -      227        -
      Dutch Guilders.........................  4,752        -        -        -
                                             -------- -------- -------- --------
To:   Japanese Yen...........................  6,877        -      227        -
                                             -------- -------- -------- --------

From: Pounds Sterling to Dutch Guilders......      -      535        -        -

                                             -------- -------- -------- --------
   Total notional amounts....................$31,350  $   535   $3,827  $     -
                                             ======== ======== ======== ========

   Fair value................................$32,190  $   454   $3,896  $     -
                                             ======== ======== ======== ========

Currency options and interest rate cap
With the issuance of the $100,000,000 of 10% Senior Notes and DM110,000,000 of
9.38 % Senior Notes (see Note 10), and the entry into the Revolving Credit Facility on May 14, 1998 (see Note 9) in connection with the Recapitalization, the Company purchased currency options and interest rate caps. The currency options hedge 67% of the Company's exposure from July, 1998 through May, 2001, arising from operating cash flows being generated in currencies different from those required to service the interest on the Senior Notes. The interest rate caps limit the Company's exposure to floating interest rate increases on the primary portion of the drawdowns on the Revolving Credit Facility.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The following is a summary of the Company's currency option and interest rate cap net receivables as of December 31, 1999, and 2000 (in thousands):

                                                                        December 31,
                                                      ----------------------------------------------
                                                               1999                     2000
                                                      ----------------------  ----------------------
                                                       Amortized        Fair   Amortized        Fair
                                                            Cost       Value        Cost       Value
                                                      ----------  ----------  ----------  ----------
Currency options......................................$      89   $     171   $      11   $     197
Interest rate cap.....................................       84          57          31           -
                                                      ----------  ----------  ----------  ----------
   Total currency options and interest rate cap.......$     173   $     228   $      42   $     197
                                                      ==========  ==========  ==========  ==========

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

Changes in the fair value of derivative instruments designated as hedges subsequent to the adoption of SFAS 133 were included in accumulated other comprehensive income (loss). In the period from October 1, 1998 to December 31, 1998 the Company recorded in accumulated other comprehensive income (loss) (i) an unrealized gain of $1,093,000 on the fair value accounting of the forward foreign currency exchange contracts and, (ii) an unrealized gain of $23,000 on the fair value accounting of the currency option and interest rate cap.

The above unrealized amounts held in other comprehensive income (loss) as at December 31, 1998 have been subsequently realized and therefore recognized in the 1999 consolidated statement of operations with the related hedged transactions. As of September 27, 1999, the Company dedesignated all of its remaining hedges, which all matured during the year ended December 31, 2000. Since then, no derivatives have been designated as cash flow hedges. The increase of $1,140,000 in the fair value of forward foreign currency exchange contracts and the increase of $318,000 in the fair value of the currency options and interest rate cap which occurred between September 27, 1999 and December 31, 1999 were included in other income (expense) in the 1999 consolidated statement of operations.

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

For the year ended December 31, 2000 the Company had no derivatives designated as hedges. Income and expense related to the fair value accounting of the Company's derivative instruments are included in the statement of operations. During this period the Company recorded in other income (expense) (i) a $1,196,000 increase in the fair value of the unexpired forward foreign exchange contracts, including $75,000 in respect of Sturmey Archer, (ii) a $99,000 increase in the fair value of the unexpired currency option and unexpired interest rate cap and (iii) $568,000 realized upon maturity of part of the currency option.

Credit risk
The Company enters into derivative transactions with several counterparties including HSBC Bank plc, Bank of Nova Scotia, ABN Amro Bank N.V. and The Chase Manhattan Bank. The Company is exposed to credit loss in the event of non-performance by these counterparties. However, the Company does not anticipate non-performance by these counterparties. In the event of non-performance, the Company would

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

be subject to the following counterparty risk based on the fair value of the related derivatives at December 31 (in thousands):

                                                            December 31,
                                                      ------------------------
                                                            1999          2000
                                                      ----------   -----------
Currency options......................................$     171    $      197
Interest rate cap.....................................       57             -
Forwards..............................................      921            69
                                                      ----------   -----------
Total credit risk.....................................$   1,149    $      266
                                                      ==========   ===========

9.   Short Term Borrowings:

Short term borrowings consist of the following (in thousands):

                                                            December 31,
                                                      ------------------------
                                                            1999          2000
                                                      ----------   -----------
Short term bank borrowings                            $  67,602    $   70,807
Bank overdraft                                            1,605         5,844
                                                      ----------   -----------
Total short term borrowings                           $  69,207    $   76,651
                                                      ==========   ===========

At December 31, 1997, the Company maintained a three year unsecured revolving credit facility of GBP60,000,000, on which interest was charged at 1.00% above the London Interbank Offer Rate. In addition the Company's subsidiaries had available overdraft facilities of up to $24,000,000 during the periods ended December 31, 1997, and up to May 14, 1998.

On May 14, 1998, all the revolving credit and overdraft facilities outstanding, except for the Rand 31,000,000 of facilities in South Africa, were repaid and replaced by the Revolving Credit Facility of DM214,000,000. On November 22, 2000 the Revolving Credit Facility was amended to provide for a base facility of DM182,855,403 until June 30, 2002 with additional facilities of DM26,500,000 available to cover the Company's peak borrowing requirements during the periods January 1 to May 11 in each of 2001 and 2002 (see Notes 10 and 20). The maximum facility of DM209,355,403 is equivalent to $100,652,000 at the December 31, 2000 foreign exchange rate. Interest on the facility is currently charged at 2.75% above the London Interbank Offer Rate. Management believes that there is no material difference between the book values and fair values of borrowings on the Revolving Credit Facility and bank overdrafts as of December 31, 1999 and 2000.

On February 15, 2000 the Company received the Bridge Loan of $7,000,000 . On July 31, 2000 Thayer and Perseus converted the Bridge Loan into Junior Subordinated Notes. The Company issued 2,500 Class C Warrants in consideration for the use of the Bridge Loan, with an estimated fair value of $400,000, which has been included in interest expense in the first quarter.

The Company's interest expense was $4,259,000 and $4,823,000 on the Revolving Credit Facility for the years ended December 31, 1999 and 2000 respectively. These were at floating rates of 1.00% above the London Interbank Offer Rate through May 14, 1998, 2.00% through August 31, 1999, 2.50% through November 22, 2000 and 2.75% thereafter. At December 31, 2000, the Company had $72,447,000 of bank borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility are available subject to a borrowing base determined as a percentage of eligible assets. The Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of shares in any subsidiary, dispose of assets, incur additional indebtedness, incur liens and encumbrances, engage in mergers and acquisitions, exercise certain options, make investments, incur guaranty obligations, make loans, make capital distributions, enter into joint ventures, repay the Senior Notes, and to make loans or pay any dividend or distribution to the issuers for any reason other than (among other things) to pay interest (but not principal) owing in respect of the Senior Notes.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The Company was in breach of the financial covenants under the Revolving Credit Agreement as at December 31, 2000 and continues to be in default. The latest available measurement against the covenants in the Revolving Credit Agreement, which are denominated in Deutsche Marks, is as follows (in thousands):

                                         Latest available
                                         measurement date   Covenant    Actual
                                        -----------------  ---------  --------

Consolidated Adjusted EBITDA............December 31, 2000  DM22,200   DM1,344
Financial Indebtedness..................   March 26, 2001   199,700   199,723
Consolidated Adjusted Cashflow..........    March 4, 2001   (56,100)  (73,743)
Capital Expenditure.....................December 31, 2000    21,100    17,901
                                                           ---------  --------

The Company believes that it will not be in compliance with the Consolidated Adjusted EBITDA covenant for the first quarter of 2001 due to the expense of closing both its Stamford, Connecticut headquarters and the manufacturing operations at its Kent, Washington facility.

On January 23, 2001 the Company entered into an amendment (the "Amendment") to its Revolving Credit Agreement, in which the Banks waived the breach by the Company of the Consolidated Adjusted EBITDA covenant for the quarter ended December 31, 2000, the Financial Indebtedness covenant for the month ending February 4, 2001 and the Consolidated Adjusted Cashflow covenant for the 3-months ending February 4, 2001, for the sole purpose of permitting the Company to draw down under the Revolving Credit Agreement. The Amendment requires the Company to use its best endeavors to sell certain non-core assets of the Company and to use the proceeds of any such sales to provide capacity under the Revolving Credit Facility. Similar amendments were entered into on February 27, 2001 and March 15, 2001 for the sole purpose of permitting the Company to further draw down on its Revolving Credit Facility while it is in breach of these covenants. The Revolving Credit Facility is currently fully drawn, including advances of $84,503,000 and ancillary facilities of $12,760,000 available by way of overdraft, letters of credit and guarantees.

The failure to comply with the provisions of the Revolving Credit Agreement has resulted in an event of default thereunder, and, depending upon the actions of the Banks, all amounts borrowed under the Revolving Credit Agreement, together with accrued interest, could be declared due and payable at any time. If the Company were not able to repay all amounts borrowed under the Revolving Credit Agreement, together with accrued interest when due, the Banks would have the right to proceed against the collateral granted to them to secure such indebtedness. If the indebtedness outstanding under the Revolving Credit Agreement and the other indebtedness and liabilities of the Company were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness, and that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the Senior Notes and the other indebtedness and liabilities of the Company.

10.  Long Term Debt:

On May 14, 1998, the Company issued $100,000,000 of 10% Senior Notes, and DM110,000,000 of 9.38% Senior Notes. As co-issuers, Lyon Investments B.V. ("Lyon") and The Derby Cycle Corporation are jointly and severally liable with respect to the Senior Notes, which mature in full in 2008.

The Senior Notes are issued under indentures (collectively, the "Senior Note Indentures"). The Senior Note Indentures contain certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. Accordingly, certain activities or transactions that the Company may want to pursue or enter into may be restricted or prohibited, and such restrictions and prohibitions could, from time to time, impact available cash on hand and the liquidity of the Company.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

A failure to comply with the covenants of the Senior Note Indentures would, if not cured within the applicable grace period, result in an event of default under such indentures, which would cause the principal, together with accrued interest thereon, to become immediately due and payable. An event of default under the Senior Note Indentures would also constitute an event of default under the Revolving Credit Agreement.

Interest on the Senior Notes is payable bi-annually on May 15 and November 15. The next interest payment of $7,479,000 falls due for payment on May 15, 2001. While the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that such interest will be paid.

On February 4, 1999, the Company issued a $20,000,000 19% Subordinated Note to Vencap Holdings (1992) Pte Limited, a Singapore corporation affiliated with GIC Special Investments Pte Limited. The Subordinated Note is subordinated and junior in right of payment and enforcement to the prior payment of the amounts due under the Company's Revolving Credit Facility and the Senior Notes. Interest on the Subordinated Note is compounded daily, with an annual effective yield of 20.9%. The Subordinated Note together with accrued interest thereon matures in full on February 3, 2009. The Subordinated Note is issued under an agreement which cross-defaults upon certain events of default under the Revolving Credit Agreement or the Senior Note Indentures, none of which apply at present.

On July 31, 2000 Thayer and Perseus converted their interest-free Bridge Loan of $7,000,000 into Junior Subordinated Notes due May 15, 2008. Interest accrued on the Junior Subordinated Notes at 18% pa. On November 22, 2000 the Junior Subordinated Notes, together with $410,000 of accrued interest, were converted into 7,410 shares of Series D-1 preferred stock.

As of December 31, 1999, and 2000, long term debt consists of the following (in thousands):

                                                                December 31,
                                                            --------------------
                                                                 1999       2000
                                                            ---------  ---------
10% $100,000,000 Senior Notes...............................$100,000   $100,000
9.38% DM110,000,000 Senior Notes............................  56,410     52,884
19% $20,000,000 Subordinated Note...........................  20,000     20,000
                                                            ---------  ---------
Total long-term debt........................................ 176,410    172,884
                                                            =========  =========

The mid-market price of each 10.00% $1,000 Senior Note was $280 and each 9.38% DM1,000 Senior Note was DM280 as of December 31, 2000. Management believes these to be the fair values of the Senior Notes as of such date.

The Company's interest expense was $15,648,000 and $15,410,000 on the Senior Notes for the years ended December 31, 1999 and 2000 respectively, and $3,754,000 and $4,986,000 on the Subordinated Note for the years ended December 31, 1999 and 2000 respectively.

11.  Commitments and Contingencies:

Operating leases
Total rent expense for operating leases, primarily in respect of land and buildings and automobiles, was $5,768,000, $7,668,000 and $7,706,000 for the years ended December 31, 1998, 1999, and 2000 respectively, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The future minimum lease payments for operating leases subsequent to December 31, 2000 are as follows (in thousands):

Due in the years ending December 31,
-----------------------------------------------------------------------
2001...................................................................$ 6,383
2002...................................................................  5,241
2003...................................................................  4,436
2004...................................................................  2,594
2005...................................................................  2,334
Thereafter.............................................................  9,112
                                                                       -------
   Total...............................................................$30,100
                                                                       =======

Leases of land and buildings are typically subject to rent reviews at specified intervals and provide for the lessee to pay all insurance, maintenance and repair costs. The Company's facilities are subject to the requirements of environmental regulations in their respective jurisdictions. There can be no assurance that the Company is at all times in compliance with all such requirements.

Sale and leaseback
In December 1999 the Company contracted with the University of Nottingham for the sale and leaseback of its two main manufacturing sites in Nottingham, U.K.. The Sturmey Archer site was vacated by the subsequent owners of the business (Note 14) in February 2001 and the Raleigh U.K. site will be vacated by December 2003. The Raleigh U.K. property is being leased back at an annual rental of $372,500. Under sale and leaseback accounting provisions, a gain of $5,780,000 was recognized in 1999, which represents the excess of the proceeds, net of selling expenses, over the balance sheet value of the Raleigh U.K. property and the $1,433,000 present value of the future lease premiums of which $988,000 is included within other liabilities at December 31, 2000.

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

Product liability
Because of the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. The plaintiffs in these lawsuits generally seek damages, sometimes in amounts that may be material, for personal injuries allegedly sustained as a result of alleged defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim), and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The successful assertion or settlement of an uninsured claim, the settlement of a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that insurance will remain available or, if available, will not be prohibitively expensive. The self-insured retention under the Company's insurance policies is currently $125,000 per claim for domestic claims and $1,000 for foreign claims; however, prior to 1993, the self-insured retention

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

for domestic claims was $1,000,000 per claim. Not all claims arising during the period in which the Company's self-insured retention for domestic claims was $1,000,000 have been resolved and it is possible that additional claims may be filed. The aggregate amount of liability under existing and potential claims could exceed the reserves of $584,000 established by the Company as at December 31, 2000 for product liability claims.

Unconditional purchase obligations
The Company had unconditional purchase obligations for raw materials and bicycle components of $91,016,000 and $60,822,000 as of December 31, 1999, and 2000,
respectively, which are not recorded in the consolidated financial statements. All unconditional purchase obligations outstanding at December 31, 2000 mature during the following year.

Common stock and preferred stock
Following the Recapitalization, DC Cycle L.L.C. ("DC Cycle"), a wholly owned subsidiary of Thayer, owned approximately 27% of the Class A common stock, par value $.01 per share (the "Class A common stock"), and all of the outstanding shares of the Series A preferred stock, par value $.01 per share (the "Series A preferred stock"). Holders of Series A preferred stock are entitled to 1.5 votes per share, voting together with the Class A common stock. Perseus Cycle, L.L.C. ("Perseus Cycle"), a wholly owned subsidiary of Perseus, owned approximately 22% of the Class A common stock. Derby Finance S.a R.L. ("DFS") owned approximately 47% of the Class A common stock and all of the Series B preferred stock, par value $.01 per share (the "Series B preferred stock").

On February 4, 1999 the Company issued 18,950 shares of Class C common stock to DC Cycle and 3,800 shares of Class C common stock to Perseus Cycle in order to provide finance for the acquisition of Diamond Back.

During the year ended December 31, 1999 the Company issued 2,960 Class A and 740 Class C common shares to executives of the Company for $1,000 per share under the management stock plan. $1,000 was the fair value at the date of purchase. The issue of shares to executives of the Company was partly financed by the issue of secured promissory notes, shown within shareholders' deficit in the balance sheet.

During the year ended December 31, 2000 the Company issued 340 Class A and 85 Class C common shares to executives of the Company for $1,000 per share under the management stock plan. 240 Class A and 60 Class C common shares were subsequently repurchased by the Company and cancelled. In addition 40 Class A and 10 Class C common shares were issued to directors of the Company for $1,000 per share.

The issue of shares to executives of the Company was partly financed by the issue of secured promissory notes, shown within shareholders' deficit in the balance sheet. All such executive promissory notes bear interest at a fixed rate of 6% pa.

On February 15, 2000 the Company issued 1,250 Class C Warrants to Thayer and 1,250 Class C Warrants to Perseus, in consideration for the use of the Bridge Loan, for a fair value of $400,000.

On November 22, 2000 the Company converted the $7,000,000 of Junior Subordinated Notes, provided by Thayer and Perseus, together with $410,000 of accrued interest, into a total of 7,410 shares of Series D-1 preferred stock, with Thayer and Perseus receiving 3,705 shares each.

On November 22, 2000 the Company issued 12,000 shares of Series D preferred stock, together with 9,000 Class A Warrants for an aggregate value of $12,000,000 as follows:

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

                                                           Series D    Class A
                                                          preferred   warrants
                                                          ---------   --------
Quantum Industrial Partners L.D.C........................    7,500      5,624
Thayer Equity Investors III L.P..........................    2,250      1,688
Perseus Cycle............................................    2,250      1,688
                                                          ---------   --------
                                                            12,000      9,000
                                                          =========   ========

The terms of the Class C common stock include mandatory redemption and therefore this stock is classified in the balance sheet with preferred stock, rather than with shareholders' equity.

Following the issue of stock and repurchase of management held shares as listed above, the stock in the Company (at issue price plus accrued preferred stock dividends) is held by the following shareholders and their affiliates (in thousands):

                                                                                           Directors
                                                                                                 and
                                                                                             manage-
                                              Thayer     Perseus       DICSA     Quantum        ment       Total
                                           ---------   ---------   ---------   ---------   ---------   ---------
Preferred stock
  Series A, 25,000 shares..................$ 37,500    $           $           $           $           $ 37,500
  Accrued dividend $200
   per share pa............................  15,557           -           -           -           -      15,557
  Series B, 3,000 shares...................       -           -       3,000           -           -       3,000
  Accrued dividend
   9.75% pa................................       -           -         836           -           -         836
  Series D, 12,000 shares..................   2,250       2,250           -       7,500           -      12,000
  Accrued dividend
   30.0% pa................................      68          68           -         228           -         364
  Series D-1, 7,410 shares.................   3,705       3,705           -           -           -       7,410
  Accrued dividend
   19.0% pa................................      72          72           -           -           -         144
  Class C common, 23,525
   shares..................................  18,950       3,800           -                     775      23,525
  Accrued dividend 20.0%
   pa......................................   8,249       1,654           -           -         387      10,290
  Class C common, 2,500
   warrants................................     200         200           -           -           -         400
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                           $ 86,551    $ 11,749    $  3,836    $  7,728    $  1,162    $111,026
                                           =========   =========   =========   =========   =========   =========
Stock rights
  Class A common, 8,300
   shares..................................       -           -       8,300                       -       8,300
  Class B common,
   15,000 shares...........................       -           -      15,000                       -      15,000
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                           $      -    $      -    $ 23,300                $      -    $ 23,300
                                           =========   =========   =========   =========   =========   =========
Paid-in capital
  Class A common, 25,600
  shares...................................$ 12,500    $ 10,000    $      -    $      -    $  3,100    $ 25,600
                                           =========   =========   =========   =========   =========   =========
Stock warrants
  Class A common, 9,000
  shares...................................$      -    $      -    $      -    $      -    $      -    $      -
                                           =========   =========   =========   =========   =========   =========
Retained equity
  Class A common, 21,700
   shares..................................$      -    $      -    $ 21,700    $      -    $      -    $ 21,700
                                           =========   =========   =========   =========   =========   =========


In addition, following the Recapitalization and pursuant to a recapitalization of Raleigh Canada, DICSA received all of the outstanding shares of the Raleigh Canada Preferred Stock, a new class of non-voting senior preferred stock of Raleigh Canada, in exchange for its shares of common stock of Raleigh Canada

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

pursuant to the Raleigh Canada Exchange Agreement. The shares of Raleigh Canada Preferred Stock, which have a liquidation value of $23,300,000, are exchangeable (at the option of DICSA at any time and by the Company at any time after January 2, 2001) into 8,300 shares of Class A common stock and 15,000 shares of Class B common stock, par value $.01 per share (the "Class B common stock", and, together with the Class A common stock, (or the right to receive securities or such other property into which such classes of stock are converted). The exchange ratio will be adjusted, if required, as provided in the Articles of Raleigh Canada and the Raleigh Canada Exchange Agreement. The exchange ratio will be such that the value of the Raleigh Canada Preferred Stock on the date of the consummation of the Recapitalization will equal the value of the shares of Raleigh Canada common stock that are exchanged for the Raleigh Canada Preferred Stock. If the value of the Raleigh Canada Preferred Stock is later determined to be greater than, or less than, the value of the shares of Raleigh Canada common stock exchanged for the Raleigh Canada Preferred Stock, the exchange ratio will be adjusted through increasing or decreasing the number of shares of Class A common stock to be received upon exercise of the exchange rights. Any adjustment in the exchange ratio will result in an offsetting adjustment against the number of shares of Class A common stock retained by DFS in the Recapitalization. DICSA also has the right to redeem its shares of Raleigh Canada Preferred Stock for a cash payment of $23,300,000, plus all accrued and unpaid dividends thereon, at any time after April 1, 2001, upon 60 days' prior notice, provided that such redemption does not result in a breach or default under any financing document of Raleigh Canada or its affiliates, including, without limitation, the Revolving Credit Agreement and the Senior Note Indentures. Upon liquidation of Raleigh Canada, each holder of Raleigh Canada Preferred Stock will be entitled to receive an amount based upon the value that such holder would have received if such holder had exchanged the Raleigh Canada Preferred Stock pursuant to the Raleigh Canada Exchange Agreement. No dividends have been accrued on the Raleigh Canada Preferred Stock as they have been waived and renounced.

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

Holders of shares of Class B common stock and Series B preferred stock are not entitled to voting rights, except as otherwise required by applicable law. Upon the occurrence of certain events, each share of Series B preferred stock will be convertible, at the option of the holder thereof, into the number of shares of Class A common stock having a fair market value equal to the liquidation value, which will initially be $1,000 (plus accrued and unpaid dividends thereon, if any), of such share. At any time after the fourth anniversary of the consummation of the Recapitalization or upon the occurrence of certain events, holders of shares of Series B preferred stock will have the right to require the Company to repurchase all or any portion of such shares for cash at a price per share equal to the liquidation value (plus accrued and unpaid dividends thereon, if any) of such shares; provided that if (other than in connection with a proposed sale of the Company that constitutes a Change of Control) the Company is prohibited by law from repurchasing such shares or if any such repurchase would result in a default under the Revolving Credit Agreement or the Senior
Note Indentures, the Company may defer such repurchase until such prohibition no longer exists or such default would no longer occur. The Company must use commercially reasonable efforts to obtain any consent necessary to permit such payment.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

Dividends
Dividends on each share of Class C common stock shall accrue on a daily basis at the rate of 20% per annum of the sum of the liquidation amount thereof plus all accumulated and unpaid dividends thereon. Such dividends shall accrue whether or not they have been declared and whether or not there is income, surplus or other funds of the Company legally available for the payment of dividends. Dividends on each share of Series A preferred stock will accrue on a daily basis at the rate of 20% per annum on the sum of the liquidation value thereof, which will initially be $1,000, plus all accumulated and unpaid dividends thereon. Dividends on each share of Series B preferred stock will accrue on a daily basis at the rate of 9.75% per annum on the sum of the liquidation amount thereof, which will initially be $1,000, plus all accumulated and unpaid dividends thereon. Dividends on each share of Series D preferred stock shall accrue on a compounded daily basis at a rate of 30% per annum on the sum of the liquidation value, which will initially be $1,000, plus all accumulated and unpaid dividends thereon. Dividends on each share of Series D-1 preferred stock shall accrue on a compounded daily basis at a rate of 19% per annum on the sum of the liquidation value, which will initially be $1,000, plus all accumulated and unpaid dividends thereon. The dividends and capital distributions on the Series D and Series D-1 preferred stock have priority when a distribution occurs. After all such amounts required to be paid to holders of Series D and Series D-1 preferred stock have been made, the dividends and capital distributions on the Series A preferred stock, Series B preferred stock and Class C common stock rank pari passu. Although a single security, each share of Series A preferred stock consists of two economic elements: (i) the right to receive a liquidation value of $1,000 plus the 20% per annum return described above, in respect of which Thayer (through DC Cycle) invested $1,000 per share; and (ii) the economic rights equivalent to one-half share of Class A common stock, in respect of which Thayer (through DC Cycle) invested $500 per share (the "Deemed Common Stock"). After all such amounts required to be paid to holders of Series A preferred stock, Series B preferred stock and Class C common stock have been paid, any distribution made by the Company will be paid (i) first, to holders of Class A common stock and Series A preferred stock until such holders have received $1,000 for each share of Class A common stock and $500 for each share of Series A preferred stock (in respect of the Deemed Common Stock) (subject to adjustment in certain circumstances), (ii) second, to holders of Class B common stock until such holders have received $1,000 for each share of Class B common stock (subject to adjustment in certain circumstances), (iii) third, to holders of Class A common stock and Series A preferred stock until such holders have received a 25% internal rate of return, (iv) fourth, to holders of Class B common stock until such holders have received a 20% internal rate of return and
(v) fifth, to holders of Class A common stock and Series A preferred stock.

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

Holders of shares of Series D and Series D-1 preferred stock are not entitled to voting rights, except as otherwise required by applicable law. Upon the occurrence of certain events, holders of shares of Series D and Series D-1 preferred stock have the right to require the Company to repurchase all or any portion of such shares for cash at a price per share equal to the liquidation value (plus all accrued and unpaid dividends thereon, if any) of such shares; provided that if (other than in connection with a proposed sale of the Company that constitutes a Change of Control) the Company is prohibited by law from repurchasing such shares or if any such repurchase would result in a default under the Revolving Credit Agreement or the Senior Note Indentures, the Company may defer such repurchase until such prohibition no longer exists or such default would no longer occur, the Company must use commercially reasonable efforts to obtain any consent necessary to permit such payment.

12.  Income taxes:

The Company does not have a formal tax sharing agreement with its subsidiaries. The Company calculates its income taxes on a stand-alone basis, with subsidiaries filing separate returns in their own jurisdictions. The combined related amounts are included in income taxes payable and deferred income taxes payable in the accompanying balance sheets.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

Income (loss) before income taxes, minority interest and extraordinary item consists of the following (in thousands):

                                                                                For the years ended
                                                                                    December 31,
                                                                        ------------------------------------
                                                                              1998         1999         2000
                                                                        ----------   ----------   ----------
U.K.....................................................................$    (472)   $  (4,223)   $  (5,303)
The Netherlands.........................................................    5,911        8,787       10,483
Germany.................................................................   (5,348)        (597)     (11,737)
U.S.A...................................................................   (5,858)     (12,289)     (33,449)
Canada..................................................................    1,705        1,591         (396)
South Africa............................................................      683          730          900
Others..................................................................    3,543         (237)       1,290
                                                                        ----------   ----------   ----------
   Total income (loss) before income taxes, minority interest and
      extraordinary item................................................$     164    $  (6,238)   $ (38,212)
                                                                        ==========   ==========   ==========

The provision (benefit) for income taxes consists of the following (in thousands):

                                                    For the years ended
                                                         December 31,
                                            ------------------------------------
                                                  1998         1999         2000
                                            ----------   ----------   ----------
Current tax provision:
   U.K......................................$     527    $     508    $      26
   The Netherlands..........................    3,988        2,076        3,875
   Germany..................................       97           98       (1,366)
   U.S.A....................................       77          155           50
   Canada...................................      735          548         (214)
   South Africa.............................      302          231          316
   Others...................................      230          239          223
      Total current provision...............    5,956        3,855        2,910
Deferred tax provision (benefit):
   U.K......................................      501         (158)       1,372
   The Netherlands..........................      410          775          957
   Germany..................................        -            -            -
   U.S.A....................................      (92)           -            -
   Canada...................................      122           39           38
   South Africa.............................      (33)          (2)          15
   Others...................................       65           89           (2)
                                            ----------   ----------   ----------
      Total deferred tax provision..........      973          743        2,380
                                            ----------   ----------   ----------
         Provision for income taxes.........$   6,929    $   4,598    $   5,290
                                            ==========   ==========   ==========

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The current tax provision for Germany includes a $1,483,000 tax credit in respect of prior years following a change in German tax legislation.

The following table summarizes the significant differences between the U.S. statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                                                  For the years ended
                                                                                       December 31,
                                                                         ----------------------------------
                                                                               1998        1999        2000
                                                                         ----------  ----------  ----------
Statutory tax rate - U.S. Federal........................................      35%         35%         35%
Effect of foreign tax rates..............................................     (89)         29           1
Utilization of losses brought forward....................................     (37)          -           -
Germany prior year tax credit............................................       -           -           4
Net operating losses for which no benefit is currently available.........     207        (123)        (36)
Permanent differences - interest not deductible for tax..................     337        (816)        (17)
Permanent differences - other............................................      16          36          (1)
Recapitalization costs...................................................     227           -           -
Property disposal........................................................       -         152           -
                                                                         ----------  ----------  ----------
   Effective tax rate                                                         696%       (687%)       (14%)
                                                                         ==========  ==========  ==========

Deferred income tax (assets) liabilities consist of the following (in thousands):

                                                       December 31,
                                                  ---------------------
                                                       1999        2000
                                                  ---------   ---------
Deferred income tax assets:
   Operating losses...............................$ 37,648    $ 41,168
   Provisions and accruals........................     322          58
                                                  ---------   ---------
      Total deferred income tax assets............  37,970      41,226
   Valuation allowance............................ (34,425)    (38,482)
                                                  ---------   ---------
      Net deferred income tax assets..............   3,545       2,744
                                                  ---------   ---------
Deferred income tax (liabilities):
   Pension........................................ (18,760)    (19,923)
   Depreciation...................................  (3,663)     (2,783)
   Other..........................................       -        (166)
                                                  ---------   ---------
      Total deferred income tax (liabilities)..... (22,423)    (22,872)
                                                  ---------   ---------
         Net deferred income tax (liabilities)....$(18,878)   $(20,128)
                                                  =========   =========

The operating losses, which arise in Germany and the U.S.A., begin to in 2001. The ability of the Company to utilize these losses may be limited by a change in ownership of the Company.

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

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The acquisition was accounted for under the purchase method with the purchase price allocated as follows (in thousands):

Accounts receivable.................................................$12,310
Inventories......................................................... 18,736
Other current assets................................................    543
Property, plant and equipment.......................................    579
Intangibles.........................................................  4,750
Goodwill............................................................ 15,651
Liabilities assumed................................................. (8,281)
                                                                    --------
Purchase price......................................................$44,288
                                                                    ========

The intangibles acquired comprise the intellectual property rights formerly owned by the Diamond Back Group including the Diamond Back and Avenir trademarks. In line with normal group policy intellectual property will be amortized over a period of 15 years.

The goodwill arising on the acquisition of $15,651,000 is being amortized over 40 years.

The results of the Diamond Back Group are included in the consolidated financial statements from February 4, 1999. An unaudited pro forma consolidated statement of operations incorporating the results of the Diamond Back Group on the basis that the group was acquired at the beginning 1999 is as follows:

                          The Derby Cycle Corporation
           Unaudited Pro Forma Consolidated Statements of Operations
             (Dollars in thousands, except per unit and unit data)

                                                      For the years ended
                                                           December 31,
                                                     ---------------------
                                                          1999        2000
                                                     ---------   ---------
Net revenues.........................................$533,868    $526,724
Net loss applicable to common shareholders........... (14,105)    (65,625)
                                                     ---------   ---------

On April 30, 2000 the Company purchased the remaining 24% minority holdings in the "Univega Group" including distribution companies in Germany (Univega Bikes & Sports Europe GmbH) and Switzerland (Univega Bike & Sport Switzerland AG) together with an intermediate holding company (Univega Beteiligungen GmbH) for $1,043,000 and paid $286,000 for the 20% minority holding in the licensing company (Univega Worldwide License GmbH) which the Company contracted to purchase in 1999. This amount was paid on July 26, 2000. As the Univega Group had a deficit on shareholders' equity at the time of acquisition, the entire purchase price has been treated as goodwill.

14.  Discontinued Operations:

On June 6, 2000 the Company determined to dispose of the bicycle component and other engineering component manufacturing segment of its business, Sturmey Archer.

The sale of the U.K. net trading assets and certain overseas subsidiaries, with an aggregate book value of $7,968,000, to Lenark Limited, on a going concern basis, was completed on June 30, 2000 for a nominal consideration. Disposal costs of $601,000 were paid and a further $79,000 accrued. On October 4, 2000, the business sold to Lenark Limited was placed in liquidation. Additional expenses to be borne by the Company arising from the liquidation of $988,000 were included in the operating statement for the third quarter. Following an actuarial valuation at the year-end of the curtailment of benefits accruing under the Sturmey Archer pension plans, which the Company continues to operate, an increase in the value of the prepaid pension asset of $1,372,000 has been recognized.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The transaction, which is included as a loss on the sale of discontinued operations in the operating statement, may be summarized as follows (in thousands):

     Trading assets..................................$ 8,665
     Intangibles.....................................     47
     Goodwill........................................  3,237
     Disposal costs..................................  1,668
     Liabilities assumed............................. (3,981)
     Pension fund curtailment........................ (1,372)
                                                     --------
          Loss on sale of discontinued operations....$ 8,264
                                                     ========

The consolidated Statement of Operations for the discontinued segment for the three years ended December 31, 2000 was as follows:

                                                                           For the years ended
                                                                               December 31,
                                                                      ------------------------------
                                                                           1998       1999      2000
                                                                      ---------  ---------  --------
Net revenues..........................................................$ 17,562   $ 14,570   $ 8,616
Cost of goods sold.................................................... (14,827)   (12,308)   (7,153)
                                                                      ---------  ---------  --------
            Gross profit..............................................   2,735      2,262     1,463
Selling, general, and administrative expenses.........................  (2,122)    (1,632)     (905)
      Restructuring charge............................................       -       (617)        -
      Non-recurring items.............................................       -       (266)        -
      Gain (loss) on dispositions of property, plant and equipment....       -      5,639       (11)
                                                                      ---------  ---------  --------
            Operating income..........................................     613      5,386       547
      Interest income.................................................     127        201       149
      Other income (expense) net......................................       -          -       (75)
                                                                      ---------  ---------  --------
            Income before income taxes................................     740      5,587       621
Provision for income taxes............................................     635        124      (179)
                                                                      ---------  ---------  --------
            Net income applicable to common shareholders..............$  1,375   $  5,711   $   442
                                                                      =========  =========  ========

15.  Pension Plans:

The Company operates defined benefit pension plans in its subsidiaries in Canada, Netherlands, Ireland and the U.K., which are funded in accordance with local actuarial advice and cover all eligible current and retired employees. In the U.S.A., the Company operates a 401(k) pension contribution plan for certain of its employees, for which the Company paid contributions of $180,000, $446,000 and $493,000 in the years ended December 31, 1998, 1999 and 2000 respectively. The plans are operated under trusts and their assets are invested independently of the Company. The largest plans are in the U.K. and Netherlands, where valuations are carried out by qualified actuaries every three years and every year respectively.

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

The Company's defined benefit plan assets of $195,734,000 (1999 $220,787,000) are approximately invested in U.K. quoted equities 37%, other equities 30%, treasury instruments 22% and 11% invested in cash and other.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The Company adopted SFAS 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" during 1998 and the following disclosures, which include the Sturmey Archer pension plans which the Company continues to operate, are made in accordance with that standard (in thousands):

Total pension schemes
                                                                      ----------   ----------   ----------
                                                                            1998         1999         2000
                                                                      ----------   ----------   ----------
Change in benefit obligation
      Projected benefit obligation at January 1.......................$ 130,143    $ 155,550    $ 138,941
      Recognition of Irish pension scheme, not previously reported....        -        1,242            -
      Employer service cost...........................................    4,338        4,273        3,572
      Interest cost...................................................    8,821        8,035        8,091
      Actual employee contributions...................................    1,072          975          745
      Curtailment under SFAS 88.......................................        -          540       (1,372)
      Actuarial gain (loss)...........................................   13,886      (15,009)       5,620
      Actual distributions............................................   (5,564)      (8,488)      (8,510)
      Exchange adjustment.............................................    2,854       (8,177)     (10,065)
                                                                      ----------   ----------   ----------
          Projected benefit obligation at December 31.................$ 155,550    $ 138,941    $ 137,022
                                                                      ==========   ==========   ==========
Change in plan assets
      Plan assets at January 1........................................$ 180,664    $ 217,501    $ 220,787
      Recognition of Irish pension scheme, not previously reported....        -        1,493            -
      Actual return on assets.........................................   34,497       23,902       (1,964)
      Actual employer contributions...................................    1,577          161          139
      Actual employee contributions...................................    1,072          975          745
      Actual distributions............................................   (5,564)      (9,070)      (8,510)
      Exchange adjustment.............................................    5,255      (14,175)     (15,463)
                                                                      ----------   ----------   ----------
          Plan assets at December 31..................................$ 217,501    $ 220,787      195,734
                                                                      ==========   ==========   ==========
Net amount recognized
      Funded status...................................................$  61,951    $  81,846    $  58,712
      Unrecognized transition asset...................................  (12,472)      (9,509)      (6,642)
      Unrecognized gain (loss)........................................    3,710      (18,456)       6,716
      Unrecognized prior service cost.................................    2,883        3,464        3,321
                                                                      ----------   ----------   ----------
          Net amount recognized as prepaid expense....................$  56,072    $  57,345    $  62,107
                                                                      ==========   ==========   ==========
Weighted average assumptions as of December 31
      Discount rate..................................................      5.42%        6.27%        6.02%
      Expected return on assets......................................      8.57%        8.34%        8.37%
      Rate of compensation increase..................................      3.92%        3.80%        3.81%
Components of net periodic pension cost for the years ended
      December 31
      Employer service cost...........................................$   4,338    $   4,273    $   3,572
      Interest cost...................................................    8,821        8,035        8,091
      Expected return on plan assets..................................  (16,430)     (16,223)     (17,077)
      Amortization of transition asset................................   (2,514)      (2,447)      (2,221)
      Amortization of prior service cost..............................      382          473          485
      Gain............................................................        -          521         (185)
                                                                      ----------   ----------   ----------
          Net periodic pension income.................................   (5,403)      (5,368)      (7,335)
      Curtailment under SFAS 88.......................................        -          540       (1,372)
                                                                      ----------   ----------   ----------
          Total pension income........................................$  (5,403)   $  (4,828)   $  (8,707)
                                                                      ==========   ==========   ==========

16.  Segmental Information:

Reportable business segments
The Company manages its business in six reportable segments as shown in the following tables. Consolidation adjustments, the Chinese and Taiwanese sourcing operations, the internet operations, certain small European distribution companies, non-operating companies and the headquarters are included in "Other companies and group transactions." The reportable segments are managed separately

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2).

A summary of net revenues, operating income, depreciation, capital additions and identifiable assets categorized by business segment is as follows (in thousands):

                                                                       For the years ended
                                                                            December 31,
                                                                ---------------------------------
                                                                     1998        1999        2000
                                                                ---------   ---------   ---------
Net revenues:
      Raleigh U.K...............................................$ 82,116    $ 81,984    $ 67,139
      Gazelle, The Netherlands.................................. 111,512     124,488     130,830
      Derby Germany............................................. 125,089     144,984     153,746
      Derby U.S.A...............................................  71,348     121,146     109,821
      Raleigh Canada............................................  28,750      22,580      25,541
      Probike, South Africa.....................................  17,047      16,815      17,444
      Other companies and group transactions....................  14,146      17,610      22,203
                                                                ---------   ---------   ---------
          Total net revenues....................................$450,008    $529,607    $526,724
                                                                =========   =========   =========

Operating income:
      Raleigh U.K...............................................$  3,195    $  2,387    $   (964)
      Gazelle, The Netherlands..................................  14,776      17,079      19,044
      Derby Germany.............................................    (517)      2,819      (7,651)
      Derby U.S.A...............................................   2,686       2,067      (8,166)
      Raleigh Canada............................................   2,563       2,439         352
      Probike, South Africa.....................................   1,224       1,350       1,451
      Other companies and group transactions....................    (549)     (4,925)    (11,703)
                                                                ---------   ---------   ---------
          Underlying operating income...........................  23,378      23,216      (7,637)
      Recapitalization costs....................................  (5,853)          -           -
      Restructuring charge......................................       -      (4,476)       (783)
      Non-recurring items.......................................       -      (4,229)     (1,309)
      Impairment of property, plant and equipment...............       -           -        (989)
      Gain on dispositions of property, plant and equipment.....       -       3,675       1,632
                                                                ---------   ---------   ---------
          Total operating income................................$ 17,525    $ 18,186    $ (9,086)
                                                                =========   =========   =========

Depreciation:
      Raleigh U.K...............................................$  2,758    $  2,440    $  1,280
      Gazelle, The Netherlands..................................   1,677       1,554       1,399
      Derby Germany.............................................   3,431       3,137       2,819
      Derby U.S.A...............................................     476         785         818
      Raleigh Canada............................................     307         324         297
      Probike, South Africa.....................................     123          81          68
      Other companies...........................................     106         149         334
                                                                ---------   ---------   ---------
          Total continuing operations...........................   8,878       8,470       7,015
      Discontinued operations...................................     529         486         193
                                                                ---------   ---------   ---------
          Total depreciation....................................$  9,407    $  8,956    $  7,208
                                                                =========   =========   =========

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

                                                                       For the years ended
                                                                            December 31,
                                                                ---------------------------------
                                                                     1998        1999        2000
                                                                ---------   ---------   ---------
Capital additions:
      Raleigh U.K...............................................$  2,296    $    563    $  1,959
      Gazelle, The Netherlands..................................   1,852       1,679       1,914
      Derby Germany.............................................   2,003       2,468       1,977
      Derby U.S.A...............................................   1,132       1,197         970
      Raleigh Canada............................................     526         353         301
      Probike, South Africa.....................................      85         129          86
      Other companies...........................................      96         604       1,055
                                                                ---------   ---------   ---------
          Total continuing operations...........................   7,990       6,993       8,262
      Discontinued operations...................................     332         364         254
                                                                ---------   ---------   ---------
          Total capital additions...............................$  8,322    $  7,357    $  8,516
                                                                =========   =========   =========

Identifiable assets:
      Raleigh U.K...............................................$ 68,110    $ 73,830    $ 68,618
      Gazelle, The Netherlands..................................  56,369      49,193      53,926
      Derby Germany.............................................  93,004      89,761      85,043
      Derby U.S.A...............................................  36,768      73,323      59,542
      Raleigh Canada............................................  13,997      16,278      15,139
      Probike, South Africa.....................................  12,135       8,252      10,989
      Other companies...........................................  22,757      55,104      62,569
                                                                ---------   ---------   ---------
          Total continuing operations........................... 303,140     365,741     355,826
      Discontinued operations...................................  28,953      27,389           -
                                                                ---------   ---------   ---------
          Total identifiable assets.............................$332,093    $393,130    $355,826
                                                                =========   =========   =========

The prepaid pension asset of the discontinued operation has been retained by the Group and is included within Other Companies at December 31, 2000.

Long-lived assets by geographic region
The Company's long-lived assets categorized by geographic location are as follows (in thousands):

                                         For the years ended
                                            December 31,
                                      ---------------------------
                                         1998      1999      2000
                                      -------   -------   -------
Long-lived assets:
  U.K.................................$12,023   $ 7,218   $ 6,196
  The Netherlands.....................  4,943     4,395     4,285
  Germany............................. 24,946    20,637    18,544
  U.S.A...............................  2,249     3,346     2,943
  Canada..............................  2,428     2,606     2,526
  South Africa........................    267       286       243
  Rest of the world...................    378       306       390
                                      -------   -------   -------
     Total continuing operations...... 47,234    38,794    35,127
  Discontinued operations.............  2,280     1,821         -
                                      -------   -------   -------
     Total long-lived assets..........$49,514   $40,615   $35,127
                                      =======   =======   =======

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

Net revenues by geographic region
The Company sells its products in several geographic regions. Net revenues relating to each region (categorized by the customer's geographic location) are as follows (in thousands):

                                  For the years ended
                                     December 31,
                             -------------------------------
                                  1998       1999       2000
                             ---------  ---------  ---------
Net revenues:
   U.K.......................$ 72,348   $ 74,040   $ 60,690
   The Netherlands........... 102,543    115,369    122,224
   Germany................... 128,121    141,848    143,972
   U.S.A.....................  69,933    121,758    110,354
   Canada....................  28,842     22,250     24,974
   South Africa..............  17,047     16,832     17,446
   Rest of the world.........  31,174     37,510     47,064
                             ---------  ---------  ---------
      Total net revenues.....$450,008   $529,607   $526,724
                             =========  =========  =========

17.  elated Party Transactions:

The Company rents land and buildings under operating leases from personnel of the Company in Germany and South Africa. Rents charged under such leases were $447,000, $457,000 and $228,000 for the years ended December 31, 1998, 1999, and
2000 respectively. Management consider these rents to be at fair value.

On February 15, 2000 the Company received a bridge loan of $7,000,000 provided by Thayer and Perseus (the "Bridge Loan"). The Company issued 2,500 Class C Warrants in consideration for the use of the Bridge Loan, with an estimated fair value of $400,000, which was included in interest expense. On July 31, 2000 Thayer and Perseus converted the Bridge Loan into Junior Subordinated Notes. These Junior Subordinated Notes, together with $410,000 of accrued interest thereon, were converted into 7,410 shares of Series D-1 preferred stock on November 22, 2000.

The Company has entered into an Executive Services Agreement with Wamrox Management Limited, an executive service company owned by Alan J. Finden-Crofts, under which the Company pays a fee of $22,350 (GBP15,000 at an exchange rate of GBP0.6711 per $1.00) per week for the provision of the services of Mr. Finden-Crofts as Executive Chairman for the 26 weeks from January 2, 2001.

18.  hief Executive Officer's stock options and service contract:

On October 20, 1998, the Company entered into an employment contract with Mr. Gary S. Matthews as Chief Executive Officer and President of the Company with effect from mid January 1999. The contract was for a four year term with a three year extension. The Company issued stock options to purchase 1,300 shares of the Company's Class A common stock and 325 shares of Class C common stock for $1,000 per share which vest over three years, and performance-based stock options to purchase 2,600 shares of Class A common stock and 650 shares of Class C common stock for $1,000 per share to Mr. Matthews. Pursuant to a Management Stock Purchase Agreement dated October 20, 1998, Mr. Matthews purchased 1,200 shares of the Company's Class A common stock and 300 shares of Class C common stock for $1,000 per share. Mr. Matthews paid for such shares with a secured promissory note that is non-recourse except for 20% of the principal amount and all of the accrued interest. On April 14, 2000 the Company granted stock options to Mr. Matthews to purchase 1,200 shares of the Company's Class A common stock and 300 shares of the Company's Class C common stock for $1,000 per share which vest over 3 years. Mr. Matthews resigned from the board of directors of the Company on February 9, 2001 and has given notice of his resignation as President and Chief Executive Officer of the Company effective June 30, 2001, but in the meantime has no continuing operational responsibility. The stock options granted to Mr. Matthews expire 60-days after he leaves the employment of the Company. On January 2, 2001 the Company repurchased 1,200 shares of the Company's Class A common stock and 300 shares of the Company's Class C common stock from Mr. Matthews. The principal amount of the

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

Matthews paid for the purchase of this stock was reduced to an amount equal to the fair market value of such stock on January 2, 2001.

19.  Stock Option Plan:

The Company has established a stock option plan called The Derby Cycle Corporation 1998 Stock Option Plan (the "Stock Plan").

On October 21, 1998, the Board of Directors of the Company adopted the Stock Plan, which authorizes grants of stock options (including options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code). The Stock Plan authorizes the Company's Board of Directors to grant options at any time in such quantity, at such price, on such terms and subject to such conditions as established by the Board. At December 31, 2000, the Company had granted an aggregate of 20,325 stock options to its management, 1,450 of which have expired and 3,028 of which have vested. The options currently in issue are split over 15,180 Class A common stock and 3,695 Class C common stock. 12,525 vest over a period between three and four years. 6,350 are performance based. All options have a life of 10 years while the holder remains an employee of the Company.

In October 1995, FASB Statement 123 "Accounting for Stock-Based Compensation" was issued. The Company has adopted the disclosure provisions of FASB Statement 123 in 1999, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No 25, "Accounting for Stock Issued to Employees" in accounting for options granted under the Stock Option Plans. Had compensation expense for share options granted under these schemes been determined based on fair value at the grant dates in accordance with FASB Statement 123, the Company's compensation cost for share options for the financial years 1999 and 2000 would have been $215,922 and $-- respectively as the options are considered to have had minimal value during 2000.

The net income for the years ended December 31, 1999 and 2000 have been reduced to pro forma amounts shown below:

                                     For the years
                                         ended
                                      December 31,
                                   -----------------
                                     1999       2000
                                   ------    -------
Net loss ($ thousands):
   As reported...................  5,157     51,324
   Pro forma.....................  5,373     51,324
                                   ------    -------

The movement in options outstanding during the years ended December 31, 1999 and December 31, 2000 is summarized in the following table:

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

                                                                                          Number      Weighted
                                                                                       of shares       average
                                                                                         subject      exercise
                                                                                       to option         price
                                                                                     -----------   -----------
Outstanding at January 1, 1999.....................................................       4,875      $1,000
Granted during 1999................................................................       6,550      $1,000
Expired during 1999................................................................         (75)     $1,000
                                                                                     -----------
   Outstanding at December 31, 1999................................................      11,350      $1,000
                                                                                     ===========

Exercisable at December 31, 1999...................................................       1,241      $1,000
Outstanding options at December 31, 1999 which will only become exercisable
   subject to performance conditions...............................................       4,750      $1,000
                                                                                     -----------   -----------

Outstanding at January 1, 2000.....................................................      11,350      $1,000
Granted during 2000................................................................       8,900      $1,000
Expired during 2000................................................................      (1,375)     $1,000
                                                                                     -----------
Outstanding at December 31, 2000...................................................      18,875      $1,000
                                                                                     ===========

Exercisable at December 31, 2000...................................................       3,028      $1,000
   Outstanding options at December 31, 2000 which will only become exercisable
   subject to performance conditions...............................................       6,350      $1,000
                                                                                     -----------   -----------

All options granted had an exercise price of $1,000. The weighted average remaining contractual life of the options outstanding at December 31, 2000 is
8.5 years.

20.  Recapitalization Agreement:

On May 14, 1998, DICSA and two investment groups, Thayer and Perseus, completed the Recapitalization of the Company, pursuant to a Recapitalization Agreement signed on March 11, 1998. As part of the Recapitalization, DICSA transferred the shares of all of its bicycle and bicycle component manufacturing and sales subsidiaries, other than Raleigh Industries of Canada Limited ("RIC"), to a wholly-owned company incorporated in Luxembourg, DFS. The Company issued new equity to the two investment groups, which diluted the interest of DFS and DICSA in the Company to approximately 33% of the voting rights. The Recapitalization Agreement also provided for the purchase by the Company of the minority interests in the South African subsidiaries of the Company.

As a result of the Recapitalization of the bicycle business, the Company and its subsidiaries paid $146.2 million to DICSA and DFS to redeem certain equity rights in the Company and its affiliates. In addition, existing long term debt of $62.4 million net of $3.0 million of cash received on related swaps was retired, for which the Company recorded an extraordinary charge of $0.4 million net of taxes upon this early extinguishment of debt. The Company financed this from the issue of new stock, as detailed below, and $161.9 million in Senior Notes (see Note 10). The existing $98.4 million (GBP60 million) of revolving credit facilities, together with local banking facilities except for those in South Africa, were replaced with the Revolving Credit Facility of $127.9 million (DM214 million). In connection with the retirement of debt, the Company terminated certain interest rate swaps related to the debt and recorded a loss of $1.1 million in other income (expense) in the accompanying statements of income for the year ended December 31, 1998.

Following the Recapitalization, DFS retained voting Class A common stock in the Company with a value of $21.7 million. DFS's parent, DICSA, retained preferred shares in its former subsidiary, RIC, which are exchangeable for an additional $8.3 million of voting common stock and $15.0 million of non-voting Class B common stock in the Company. In addition, DFS purchased 3,000 shares of non-voting Series B preferred stock in the Company for $3.0 million. DC Cycle purchased 12,500 shares of voting Class A common stock of the Company for $12.5 million. Perseus Cycle purchased 10,000 shares of voting Class A common stock of the Company for $10.0 million. The Company also issued 25,000 shares of voting Series A preferred stock to DC Cycle for $37.5 million.

                          The Derby Cycle Corporation
                  Notes to Consolidated Financial Statements

The Company incurred estimated fees and professional expenses of $5.9 million related to the Recapitalization. Fees and professional expenses paid to finance the Recapitalization of $13.9 million have been deferred and are being amortized over the term of the Senior Notes and the bank facility. These include investment banking fees of $1.0 million payable to the management company of one of the investment groups, $1.2 million to a company which is wholly owned by the chairman and president of the other investment group, and $0.7 million to Centenary Corporation, a company in which a director of the Company is a shareholder.

21.  Subsequent Events:

On February 13, 2001 the Company decided that it will cease manufacturing cycles at its U.S.A. plant in Kent, Washington in April 2001. In future all cycles for sale in the U.S.A. will be imported from the Far East.

On February 13, 2001 the Company decided to close its U.S. internet operation, Bikeshop.com, with effect from March 2001.

Since December 31, 2000 the Company has repurchased 1,780 shares of Class A common stock and 445 shares of Class C common stock from management.

22.  Investments B.V.:

Lyon Investments B.V. ("Lyon"), a Dutch company, is a wholly owned subsidiary of the Company which is a co-issuer of the $100,000,000 of 10 % Senior Notes and the DM110,000,000 of 9.38 % Senior Notes (collectively, the "Senior Notes"). As co-issuers, Lyon and the Company are jointly and severally liable with respect to the Senior Notes. Lyon received $20,250,000 plus DM110,000,000 of the issue proceeds of the Senior Notes, which are shown as liabilities in Lyon's balance sheet. The Company received $79,750,000 of the issue proceeds, which are shown as liabilities on the Company's unconsolidated balance sheet. As co-issuer, Lyon has a contingent liability for the $79,750,000 of proceeds due by the Company should the Company default in servicing those Senior Notes.

The Revolving Credit Agreement contains certain restrictions on the payment of dividends and other distributions to Lyon and the Company. However, distributions to fund the payment of interest on the Senior Notes by Lyon and the Company are excluded from these restrictions.

                          The Derby Cycle Corporation
                           Condensed Balance Sheets
                            (Dollars in thousands)
                                    Assets

                                                                                                    December 31,
                                                                                            -------------------------
                                                                                               1999           2000
                                                                                            ----------    -----------
Current assets:
  Cash and cash equivalents...........................................................      $   2,017       $     832
  Receivables, net of allowances......................................................         35,041          28,335
  Due from affiliates.................................................................         12,910          20,906
  Inventories.........................................................................         30,567          25,935
  Other current assets................................................................          3,876           3,047
                                                                                            ---------       ---------
     Total current assets.............................................................         84,411          79,055
                                                                                            ---------       ---------
Property, plant and equipment, net....................................................          3,022           3,030
Intangibles, net......................................................................         17,086          15,387
Due from affiliates...................................................................         90,078          82,836
Other assets..........................................................................             50              50
                                                                                            ---------       ---------
     Total assets.....................................................................      $ 194,647       $ 180,358
                                                                                            =========       =========
                     Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable....................................................................      $   4,205       $   7,559
  Accrued liabilities.................................................................          4,054           6,156
  Due to affiliates...................................................................         32,699          31,738
  Short term borrowings...............................................................          7,000               -
  Other current liabilities...........................................................          4,774           9,765
                                                                                            ---------       ---------
     Total current liabilities........................................................         52,732          55,218
                                                                                            ---------       ---------
Other liabilities:
  Long-term debt......................................................................         99,750          99,750
  Long-term affiliate debt............................................................         21,632          21,055
  Accumulated affiliate deficit.......................................................          4,092          26,856
  Excess of assets acquired over cost of acquisitions.................................            886             854
  Other liabilities...................................................................          1,333           1,731
                                                                                            ---------       ---------
     Total liabilities................................................................        180,425         205,464
                                                                                            ---------       ---------
Commitments and contingencies:........................................................
Preferred stock with redemption rights, $0.01 par value; 25,000 shares authorized, issued & outstanding of Series A; 3,000 shares authorized, issued & outstanding of
 Series B; 100 shares authorized of Series C; 52,180 authorized shares of Series D, none/12,000 shares issued & outstanding; 7,500 shares authorized of Series D-1, none/7,410 issued & outstanding; 30,000 authorized shares of Class C common stock,
 23,490/23,525 issued and outstanding and none/2,500 Class C common stock warrants
 issued and outstanding as of December 31, 1999/2000..................................         76,879         111,026
Stock rights..........................................................................         23,300          23,300
Shareholders' equity (deficit):
  Class A common stock, $0.01 par value, 200,000 shares authorized, 47,160/47,300
   shares issued & outstanding as of December 31, 1999/2000...........................              1               1
  Class B common stock, $0.01 par value, 15,000 shares authorized, nil shares issued
   & outstanding as of December 31, 1999/2000.........................................              -               -
  Additional paid-in capital..........................................................         25,459          25,599
  Class A common stock warrants.......................................................              -               -
  Receivable from shareholders........................................................         (3,113)         (3,212)
  Accumulated deficit.................................................................       (100,460)       (166,635)
  Accumulated other comprehensive income (loss).......................................         (7,844)        (15,185)
                                                                                            ---------       ---------
     Total shareholders' deficit......................................................        (85,957)       (159,432)
     Total liabilities, preferred stock with redemption rights and shareholders'            ---------       ---------
      deficit.........................................................................      $ 194,647       $ 180,358
                                                                                            =========       =========

  The accompanying notes are an integral part of these financial statements.

                                      A 1

                          The Derby Cycle Corporation
                       Condensed Statements of Operations
                             (Dollars in thousands)

                                                                                   For the years ended December 31,
                                                                               ----------------------------------------
                                                                                   1998            1999            2000
                                                                               --------        --------        --------
Net revenues............................................................       $ 69,083        $121,146        $109,910
Cost of goods sold......................................................        (49,528)        (85,975)        (80,831)
                                                                               --------        --------        --------
     Gross profit.......................................................         19,555          35,171          29,079
                                                                               --------        --------        --------
Selling, general and administrative expenses............................        (15,512)        (43,509)        (51,519)
   Recapitalization costs...............................................         (4,952)              -               -
   Restructuring charge.................................................              -               -            (565)
   Non-recurring items..................................................              -          (3,147)         (1,109)
   Gain (loss) on dispositions of property, plant and equipment.........              -            (315)             32
                                                                               --------        --------        --------
     Operating loss.....................................................           (909)        (11,800)        (24,082)
                                                                               --------        --------        --------
Other income (expense):
   Interest expense.....................................................         (6,139)        (13,082)        (18,127)
   Interest income......................................................          4,450           5,790           4,916
   Income (loss) from affiliates........................................         (3,019)         13,841         (14,611)
   Other income (expense), net..........................................           (286)            341             630
                                                                               --------        --------        --------
     Loss before income taxes...........................................         (5,903)         (4,910)        (51,274)
Provision for income taxes..............................................             15            (247)            (50)
                                                                               --------        --------        --------
     Net loss...........................................................         (5,888)         (5,157)        (51,324)
Dividends accrued on and fees on issue of preferred stock...............         (4,932)         (7,957)        (14,851)
                                                                               --------        --------        --------
     Net loss applicable to common shareholders.........................       $(10,820)       $(13,114)       $(66,175)
                                                                               ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                                      A 2

                          The Derby Cycle Corporation
                       Condensed Statements of Cash Flows

                             (Dollars in thousands)

                                                                                 For the years ended December 31,
                                                                          ---------------------------------------------
                                                                                   1998            1999            2000
                                                                          --------------  --------------  --------------
Cash flows from operating activities:
  Net loss..............................................................      $  (5,888)       $ (5,157)       $(51,324)
  Adjustments to reconcile net income (loss) to net cash provided by
     (used by) operating activities-
     Depreciation.......................................................            476             798             842
     Amortization of intangibles and goodwill...........................            (32)          1,279           1,060
     Issue of Class C warrants classified as interest cost..............              -               -             400
     Amortization of deferred financing costs...........................            878             825           3,319
     Unrealized loss on swaps recognized in earnings....................            286               -               -
     Change in fair value of other currency instruments.................              -            (341)            (99)
     Recapitalization costs.............................................          4,952               -               -
     (Gain) loss on disposition of property, plant and equipment........              -             315             (32)
     (Income) loss from affiliates......................................          3,019         (13,841)         14,611
  Net changes in operating assets and liabilities, net of acquisitions-
     (Increase) decrease in receivables.................................         (1,429)         (2,354)          6,706
     (Increase) decrease in amounts due from affiliates.................        (14,827)         (2,307)           (754)
     (Increase) decrease in inventories.................................          3,020          (2,986)          4,632
     (Increase) decrease in other current assets........................         (1,302)           (159)            829
     Increase (decrease) in accounts payable............................         (1,688)         (4,043)          3,354
     Increase (decrease) in amounts due to affiliates...................          8,348          14,338          (1,538)
     Increase (decrease) in accrued liabilities.........................          1,365            (559)          2,102
     Increase (decrease) in income taxes payable........................            (92)             77               -
     Increase (decrease) in other current liabilities...................          1,012           3,520           4,991
     Increase (decrease) in other liabilities...........................           (114)            984             398
                                                                              ---------        --------        --------
        Net cash used by operating activities...........................         (2,016)         (9,611)        (10,503)
                                                                              ---------        --------        --------

Cash flows from investing activities:
     Purchases of property, plant and equipment.........................         (1,132)         (1,321)           (970)
     Proceeds from property, plant and equipment dispositions...........             82               5             152
     Cash paid for acquisitions, net of cash acquired...................       (118,918)        (42,537)              -
     Dividend received from affiliates..................................          1,548           2,449           1,008
     Investment in affiliates...........................................              -            (521)           (574)
     Purchase of trade investment.......................................              -             (50)              -
     Purchase of trademarks.............................................         (6,505)              -               -
                                                                              ---------        --------        --------
        Net cash used in investing activities...........................      $(124,925)       $(41,975)       $   (384)
                                                                              ---------        --------        --------

                                      A 3

                          The Derby Cycle Corporation
                 Condensed Statements of Cash Flows (continued)
                             (Dollars in thousands)

                                                                                   For the years ended December 31,
                                                                               ----------------------------------------
                                                                                   1998            1999            2000
                                                                               --------         --------        -------
Cash flows from financing activities:
     Proceeds from stock issue..........................................       $ 63,000         $26,450         $   175
     Secured promissory notes receivable from shareholders..............              -          (3,113)            (99)
     Proceeds from Senior Note issue....................................         79,750               -               -
     Proceeds from Subordinated Note issue..............................              -          20,000               -
     Proceeds from Series D preferred stock issue.......................              -               -          12,000
     Proceeds from Series D-1 preferred stock issue.....................              -               -           7,410
     Series D and D-1 issue costs.......................................              -               -            (550)
     Short term borrowings..............................................              -           7,000          (7,000)
     Deferred financing costs...........................................         (8,853)            155          (2,234)
     Recapitalization costs.............................................         (4,952)              -               -
                                                                               --------         -------         -------
        Net cash provided by financing activities.......................        128,945          50,492           9,702
                                                                               ========         =======         =======
Net increase (decrease) in cash and cash equivalents....................          2,004          (1,094)         (1,185)
Cash and cash equivalents, beginning of year............................          1,107           3,111           2,017
                                                                               --------         -------         -------
Cash and cash equivalents, end of year..................................       $  3,111         $ 2,017         $   832
                                                                               ========         =======         =======
Supplemental cash flow information:
     Interest paid......................................................       $  5,572         $ 5,824         $ 8,829
     Income taxes paid..................................................             77             170              50
                                                                               ========         =======         =======

   The accompanying notes are an integral part of these financial statements.

                                      A 4

                          The Derby Cycle Corporation

                    Notes to Condensed Financial Statements

1.  Commitments and Contingencies

Under the terms of the Revolving Credit Agreement The Derby Cycle Corporation has guaranteed the indebtedness of the borrowers thereunder, all of whom are affiliates of The Derby Cycle Corporation. At December 31, 2000 The Derby Cycle Corporation had a contingent liability of $77,257,000 in respect of the indebtedness of its subsidiaries under the Revolving Credit Agreement.




                                      A 5