Form 10-Q
period 2001-04-01
DERBY CYCLE CORP
filed 2001-05-16
CIK 1067447

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Quarter ended April 1, 2001
                                      OR
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

 There were 45,520 shares of Class A common stock and 23,080 shares of Class C common stock of The Derby Cycle Corporation, par value $0.01 per share, outstanding as of May 16, 2001.

                          THE DERBY CYCLE CORPORATION

                     APRIL 1, 2001 FORM 10-Q ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                               PAGE
ITEM 1.  FINANCIAL STATEMENTS..................................................  1
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS............................................ 15
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............ 23

                                    PART II
                                    -------

ITEM 1.  LEGAL PROCEEDINGS..................................................... 26
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................... 27
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................... 27

ITEM 1. FINANCIAL STATEMENTS


                             Index to Consolidated Financial Statements:
---------------------------------------------------------------------------------------------------
Consolidated Balance Sheets as of December 31, 2000 and April 1, 2001..............................       2

Unaudited Consolidated Statements of Operations for the quarters ended April 2, 2000 and April 1,         3
 2001..............................................................................................

Unaudited Consolidated Statements of Shareholders' Deficit for the quarter ended April 1, 2001.....       4

Unaudited Consolidated Statements of Cash Flows for the quarters ended April 2, 2000 and April 1,         5
 2001..............................................................................................

Notes to Consolidated Financial Statements.........................................................       7

                          The Derby Cycle Corporation
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                              Dec 31,    Apr 1, 2001
                                                                                                 2000       unaudited
                                                                                             --------     -----------
                                        Assets
Current assets:
  Cash and cash equivalents...........................................................       $ 19,573        $  7,756
  Receivables, net of allowances......................................................         81,900         118,488
  Inventories.........................................................................        114,649         116,856
  Other current assets................................................................          6,935           7,790
                                                                                             --------        --------
     Total current assets.............................................................        223,057         250,890
                                                                                             --------        --------
Property, plant and equipment, net....................................................         35,127          32,095
Intangibles, net......................................................................         35,485          34,206
Other assets..........................................................................             50              50
Prepaid pension assets................................................................         62,107          62,052
                                                                                             --------        --------
     Total assets.....................................................................       $355,826        $379,293
                                                                                             ========        ========
                             Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable....................................................................      $  54,985       $  67,436
  Accrued liabilities.................................................................         25,055          27,686
  Income taxes payable................................................................          2,583           5,654
  Short term borrowings...............................................................         76,651          88,573
  Other current liabilities...........................................................         11,109          16,165
                                                                                             --------       --------
     Total current liabilities........................................................        170,383         205,514
                                                                                             --------       --------

Other liabilities:
  Long term debt......................................................................        172,884         171,401
  Excess of assets acquired over cost of acquisitions.................................         12,562          12,106
  Deferred income taxes...............................................................         20,128          20,139
  Other liabilities...................................................................          4,975           5,340
                                                                                             --------       --------
     Total liabilities................................................................        380,932         414,500

Commitments and contingencies:

Preferred stock with redemption rights, $0.01 par value
25,000 shares authorized, issued & outstanding of Series A; 3,000 shares authorized, issued & outstanding of Series B; 100 shares authorized of Series C-1; 52,180 authorized shares of Series D, 12,000 shares issued & outstanding; 7,500 shares authorized of Series D-1, 7,410 issued & outstanding; 30,000 authorized shares of
 Class C common stock, 23,525/23,080 issued and outstanding and 2,500 Class C common
 stock warrants issued and outstanding as of December 31, 2000 & April 1, 2001........        111,026         115,367
Stock rights..........................................................................         23,300          23,300

Shareholders' equity (deficit):
  Class A common stock, $0.01 par value, 200,000 shares authorized, 47,300 /45,520
   shares issued & outstanding as of December 31, 2000 & April 1, 2001................              1               1
  Class B common stock, $0.01 par value, 15,000 shares authorized, nil shares issued
   & outstanding as of December 31, 2000 & April 1, 2001..............................              -               -
  Additional paid-in capital..........................................................         25,599          23,819
  Class A common stock warrants.......................................................              -               -
  Receivable from shareholders........................................................         (3,212)         (1,112)
  Accumulated deficit.................................................................       (166,635)       (180,700)
  Accumulated other comprehensive income (loss).......................................        (15,185)        (15,882)
                                                                                             --------       --------
     Total shareholders' deficit......................................................       (159,432)       (173,874)
                                                                                             --------       --------
     Total liabilities, preferred stock with redemption rights and shareholders'
      deficit.........................................................................      $ 355,826       $ 379,293

  The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Operations
                            (Dollars in thousands)

                                                                                                   Quarter ended
                                                                                            -------------------------
                                                                                               Apr 2,          Apr 1,
                                                                                                 2000            2001
                                                                                            ---------       ---------
Net revenues..........................................................................      $ 144,557       $ 134,852
Cost of goods sold....................................................................       (109,064)       (101,815)
                                                                                            ---------       ---------
     Gross profit.....................................................................         35,493          33,037
                                                                                            ---------       ---------
Selling, general and administrative expenses..........................................        (30,306)        (28,590)
   Restructuring charge...............................................................              -          (1,657)
   Non-recurring items................................................................              -          (1,032)
   Impairment of property, plant and equipment........................................              -            (621)
   Gain on dispositions of property, plant and equipment..............................           (558)              5
                                                                                            ---------       ---------
     Operating income.................................................................          4,629           1,142
                                                                                            ---------       ---------
Other income (expense):
   Interest expense...................................................................         (7,835)         (7,948)
   Interest income....................................................................            193             119
   Other income (expense), net........................................................             52             246
                                                                                            ---------       ---------
     Loss from continuing operations before income taxes..............................         (2,961)         (6,441)
Provision for income taxes............................................................         (1,780)         (2,838)
                                                                                            ---------       ---------
     Loss from continuing operations..................................................         (4,741)         (9,279)
Discontinued operations:
  Income from discontinued operations.................................................            162               -
                                                                                            ---------       ---------
     Net loss.........................................................................         (4,579)         (9,279)
Dividends accrued on preferred stock..................................................         (1,349)         (4,786)
                                                                                            ---------       ---------
     Net loss applicable to common shareholders.......................................      $  (5,928)      $ (14,065)
                                                                                            =========       =========

   The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation
          Unaudited Consolidated Statements of Shareholders' Deficit
                            (Dollars in thousands)

                                                                     Common     Additional            Stock      Receivable
                                                                      stock        paid-in         warrants            from
                                                                                   capital                     shareholders
                                                                     ------     ----------         --------    ------------
January 1, 2001............................................          $    1     $   25,599         $      -   $     (3,212)
Comprehensive loss-
  Net loss.................................................               -              -                -              -
  Translation adjustments..................................               -              -                -              -
                                                                     ------     ----------         --------    ------------
Total comprehensive income.................................               -              -                -              -
                                                                     ------     ----------         --------    ------------
  Repurchase of Class A common stock.......................               -         (1,780)               -              -
  Repayment of secured promissory notes receivable from                   -              -                -          2,100
   shareholders............................................
  Accrued dividend on preferred stock......................               -              -                -              -
                                                                     ------     ----------         --------    ------------
April 1, 2001..............................................          $    1     $   23,819         $      -    $     (1,112)
                                                                     ======     ==========         ========    ============


                                                                            Accumulated      Accumulated           Total
                                                                                deficit            other
                                                                                           comprehensive
                                                                                                  income
                                                                            -----------    -------------       ---------
January 1, 2001.........................................................      $(166,635)        $(15,185)      $(159,432)
Comprehensive loss-
  Net loss..............................................................         (9,279)               -          (9,279)
  Translation adjustments...............................................              -             (697)           (697)
                                                                              ---------         --------       ---------
Total comprehensive income..............................................         (9,279)            (697)         (9,976)
                                                                              ---------         --------       ---------
  Repurchase of Class A common stock....................................              -                -          (1,780)
  Repayment of secured promissory notes receivable from shareholders....              -                -           2,100
  Accrued dividend on preferred stock...................................         (4,786)               -          (4,786)
                                                                              ---------         --------       ---------
April 1, 2001...........................................................      $(180,700)        $(15,882)      $(173,874)
                                                                              =========         ========       =========

                          The Derby Cycle Corporation
                Unaudited Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                                 Quarter ended
                                                                                          ---------------------------
                                                                                          Apr 2, 2000     Apr 1, 2001
                                                                                          -----------     -----------
Cash flows from operating activities:
  Net loss............................................................................       $ (4,579)       $ (9,279)
  Adjustments to reconcile net loss to net cash used by operating activities-
     Depreciation.....................................................................          2,124           1,878
     Amortization of intangibles, goodwill and investment grants......................             60              54
     Issue of Class C warrants classified as interest cost............................            400               -
     Amortization of deferred financing costs.........................................            477             806
     Change in fair value of other currency instruments...............................            (76)           (168)
     Net periodic pension income......................................................         (1,360)         (1,641)
     Contributions made to pension plans..............................................            (22)            (22)
     Impairment of property, plant and equipment......................................              -             621
     Loss (gain) on disposition of property, plant and equipment......................            558              (5)
  Net changes in operating assets and liabilities, net of acquisitions-
     (Increase) decrease in receivables...............................................        (40,063)        (38,204)
     (Increase) decrease in inventories...............................................        (20,144)         (4,817)
     (Increase) decrease in other current assets......................................         (1,616)           (814)
     Increase (decrease) in accounts payable..........................................          9,819          13,158
     Increase (decrease) in accrued liabilities.......................................          5,291           3,908
     Increase (decrease) in income taxes payable......................................          1,308           3,507
     Increase (decrease) in other current liabilities.................................          5,193           5,094
     Increase (decrease) in deferred income taxes.....................................            509             189
     Increase (decrease) in other liabilities.........................................         (1,550)            538
                                                                                             --------        --------
        Net cash used by operating activities.........................................       $(43,671)       $(25,197)
                                                                                             --------        --------

Cash flows from investing activities:
     Purchases of property, plant and equipment.......................................         (1,962)           (540)
     Proceeds from property, plant and equipment dispositions.........................              2             154
                                                                                             --------        --------
        Net cash used in investing activities.........................................       $ (1,960)       $   (386)
                                                                                             --------        --------

                          The Derby Cycle Corporation
          Unaudited Consolidated Statements of Cash Flows (continued)
                            (Dollars in thousands)


                                                                                                 Quarter ended
                                                                                          ---------------------------
                                                                                          Apr 2, 2000     Apr 1, 2001
                                                                                          -----------     -----------
Cash flows from financing activities:
     Proceeds from stock issue........................................................       $    750         $      -
     Secured promissory notes receivable from shareholders............................           (675)               -
     Class A and Class C common stock repurchased from management.....................              -           (2,225)
     Repayment of secured promissory notes receivable from shareholders...............              -            2,100
     Short term borrowings, net.......................................................         28,192           11,927
                                                                                             --------         --------
        Net cash provided by financing activities.....................................         28,267           11,802
                                                                                             --------         --------
Effect of exchange rate changes.......................................................            659            1,964
                                                                                             --------         --------
Net increase (decrease) in cash and cash equivalents..................................        (16,705)         (11,817)
Cash and cash equivalents, beginning of period........................................         28,938           19,573
                                                                                             --------         --------
Cash and cash equivalents, end of period..............................................       $ 12,233         $  7,756
                                                                                             ========         ========
Supplemental cash flow information:
     Interest paid....................................................................       $  1,528         $  1,929
     Income taxes paid................................................................       $  1,780         $  3,279
     Income taxes received............................................................       $  1,740         $  2,421
                                                                                             ========         ========

  The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


1.  Nature of the Business and Basis of Presentation:

The consolidated financial statements for the quarters ended April 2, 2000 and April 1, 2001 together with the balance sheet as of April 1, 2001 included herein have not been audited by independent public accountants, but in the opinion of The Derby Cycle Corporation (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 1, 2001 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the quarter ended April 1, 2001 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the business.

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company operates via a number of operating companies worldwide that predominantly operate as stand-alone entities. Each of the companies manufactures, assembles and/or distributes bicycles and parts and accessories. These operating companies have significant operations in The Netherlands ("Gazelle"), the U.K. ("Raleigh U.K."), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the U.S.A. (the "Derby U.S.A." division of the Company). The Company owns many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Diamond Back and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The bicycle component and other engineering component manufacturing business, trading as Sturmey Archer, was disposed of on June 30, 2000 (See note 9). The operating results of Sturmey Archer for 2000 have been excluded from operating income and included as income from discontinued operations.

On May 14, 1998, the Company issued $100,000,000 of 10% Senior Notes due 2008, and DM110,000,000 of 9.38% Senior Notes due 2008 (collectively, the "Senior Notes"). As co-issuers, Lyon Investments B.V. ("Lyon") and The Derby Cycle Corporation are jointly and severally liable with respect to the Senior Notes, which mature in 2008.

A revolving credit agreement provides for the DM209,355,403 ($97,830,000 at the April 1, 2001 exchange rate) secured senior revolving credit facility (the "Revolving Credit Facility") to be made available to the Company's operating and finance subsidiaries until June 30, 2002 (as amended, the "Revolving Credit Agreement"). Borrowings under this Revolving Credit Facility are available subject to a borrowing base determined as a percentage of eligible assets. A credit facility is available to the Company's South African subsidiaries which provides for maximum indebtedness of South African Rand 30,000,000 ($3,822,000 at the April 1, 2001 exchange rate) (the "South African Credit Facility"). The Company's borrowings peak in February, March and April each year.

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

The Company was in breach of the financial covenants under the Revolving Credit Agreement as at December 31, 2000 and April 1, 2001 and continues to be in default. As at April 1, 2001 the actual results compared with the covenants, which are denominated in Deutsche Marks, were as follows (in thousands):

                                                     Covenant         Actual
                                                     --------        -------
Consolidated Adjusted EBITDA                         DM13,200        DM4,147
Financial Indebtedness.............................   199,700        197,916
Consolidated Adjusted Cashflow.....................    81,300         53,584
Capital Expenditure................................     3,600          1,144

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


The calculation of actual Consolidated Adjusted EBITDA under the definition in the Revolving Credit Agreement includes the aggregate expense of $2,916,000 (DM6,172,000) of closure costs for the domestic manufacturing operation, Bikeshop.com and the Stamford headquarters, $588,000 (DM1,244,000) of bank monitoring fees and $962,000 (DM2,036,000) of financial advisory fees shown in non-recurring items, none of which were contemplated at the time the covenants were set.

As of April 1, 2001, the Company had $265,242,000 of combined indebtedness, comprising $151,401,000 of Senior Notes, the $20,000,000 Subordinated Note, as defined below, $87,412,000 of borrowings and $5,233,000 of letters of credit and guarantees under the Revolving Credit Facility, and $1,196,000 of borrowings under the South African Credit Facility.

On January 23, 2001 the Company entered into an amendment (the "Amendment") to its Revolving Credit Agreement, in which the lenders under the Revolving Credit Facility (the "Banks") waived the breach by the Company of the Consolidated Adjusted EBITDA covenant for the quarter ending April 1, 2001, the Financial Indebtedness covenant for the month ending February 4, 2001 and the Consolidated Adjusted Cashflow covenant for the 3-months ending February 4, 2001, for the sole purpose of permitting the Company to draw down under the Revolving Credit Agreement. The Amendment requires the Company to use its best endeavors to sell certain non-core assets of the Company and to use the proceeds of any such sales to provide capacity under the Revolving Credit Facility. Similar amendments were entered into on February 27, 2001 and March 15, 2001 for the sole purpose of permitting the Company to further draw down on the Revolving Credit Facility while it is in breach of these covenants. On April 18, 2001 the Banks granted a waiver of the breach of these covenants to allow the Company to roll-over the drawings under the Revolving Credit Facility. Tranche B of the Revolving Credit Facility is currently fully drawn, including advances of $70,034,000 and ancillary facilities of $13,265,000 available by way of overdraft, letters of credit and guarantees. Drawings under Tranche A of the Revolving Credit Facility of DM26,469,550 ($12,087,000 at the May 4, 2001 exchange rate) were repaid on May 11, 2001, in accordance with the terms of the Revolving Credit Agreement.

The failure to comply with the provisions of the Revolving Credit Agreement has resulted in an event of default thereunder, and all amounts outstanding under the Revolving Credit Agreement, together with accrued interest, could be declared due and payable at any time. If the Company were not able to repay amounts outstanding under the Revolving Credit Agreement, when due and payable, the Banks would have the right to proceed against the collateral granted to them to secure such indebtedness. If the indebtedness outstanding under the Revolving Credit Agreement and the other indebtedness and liabilities of the Company were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness, and that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the Senior Notes and the other indebtedness and liabilities of the Company.

The Senior Notes are issued under indentures (collectively, the "Senior Note Indentures"). Interest on the Senior Notes is payable semi-annually on May 15 and November 15. The interest payment of $7,409,000 due for payment on May 15, 2001 has not been paid. The Company has a 30-day grace period under the terms of the Senior Notes Indentures. While the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that such interest will be paid. As discussed below under "Management's plans", the Company has retained Lazard Freres & Co. L.L.C. ("Lazard") as its financial advisor, and is working with an informal committee of holders of more than 50% of the principal amount of its Senior Notes (the "Informal Committee") for the purposes of negotiating a consensual restructuring of its outstanding securities.

The failure to pay interest will, if not cured within the applicable grace period, result in an event of default under such indentures. If an event of default were to occur, the holders of the Senior Notes would have the right to accelerate the indebtedness, and could thereby cause the principal, together with accrued interest thereon, to become immediately due and payable. An event of default under the Senior Note Indentures would also constitute an event of default under the Revolving Credit Agreement.

The Senior Note Indentures permit the Company to incur certain secured indebtedness, including indebtedness under the Revolving Credit Facility. As of April 1, 2001, the Company had indebtedness outstanding under the Revolving Credit Facility of $92,645,000, which is secured and guaranteed by the

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


obligors thereunder through a first priority security interest in all the assets, properties and undertakings of the Company and $1,196,000 of borrowings under the South African Credit Facility which are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and, unlike the indebtedness under the Revolving Credit Facility and the South African Credit Facility, do not have the benefit of any collateral. Accordingly, an event of default under the Revolving Credit Agreement or the South African Credit Facility gives the lenders thereunder the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Senior Notes, notwithstanding the existence of any event of default with respect to the Senior Notes.

The Banks have expressed a strong preference for the Company to repay the Revolving Credit Facility during the second half of 2001, when the advances under the Revolving Credit Facility are expected to be at their lowest point of the year. The Company is currently in the process of reviewing its business and exploring all alternatives available in order to repay the Revolving Credit Facility. The Company has engaged Lazard to render financial advisory services to the Company in this regard. Lazard is exploring all alternatives available to the Company in order to repay the Revolving Credit Facility, including refinancing the Revolving Credit Facility with asset based lenders, the sale of certain assets and operations and the restructuring of other indebtedness. While management presently has no firm plans to dispose of significant assets or operations, it is possible that the sale of certain assets and operations may involve the disposal of a significant part of the Company's operations. No assessment can be made at this time of the likelihood that any refinancing, sale, or restructure of indebtedness is feasible or can be effectively implemented. The Company believes that any repayment of the Revolving Credit Facility would be made in conjunction with a restructuring of the Senior Notes.

In order both to address its long-term capital and debt service requirements, and in connection with the potential repayment of the Revolving Credit Facility, the Company began working with the Informal Committee on March 21, 2001, for the purposes of negotiating a consensual restructuring of its outstanding securities. The Company has advised the informal committee of noteholders that any restructuring proposal made by the Company will (i) provide for payment in full of all obligations to the Company's trade creditors that continue to support the Company with customary trade credit and (ii) not have any impact on the day-to-day operations with regard to employees, customers, suppliers, distributors and general business.

There can be no assurance that the Company will be able to generate sufficient cash from operations to maintain the continuing payment of interest on its existing level of indebtedness. Furthermore, while the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that it will service its current debt obligations.

The Company has suffered recurring net losses, has a net capital deficiency, is currently in default of the Revolving Credit Agreement and has defaulted in the payment of interest due on the Senior Notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Nevertheless, the Company considers it appropriate to prepare the accompanying consolidated financial statements on the going concern basis of accounting.

2.  Restructuring charge:

On February 13, 2001 the Company decided to cease manufacturing bicycles at its U.S.A. plant in Kent, Washington in April 2001. In future all bicycles for sale in the U.S.A. will be imported. Closure costs of $1,434,000 include $675,000 in respect of the compulsory terminations of 108 employees, 2 of whom had left by April 1, 2001 and were paid $110,000. A further 106 employees left during April 2001 and are being paid $565,000 over an 8 month period.

On February 13, 2001 the Company decided to close its U.S. internet operation, Bikeshop.com, with effect from March 2001. Closure costs of $223,000 include $65,000 for the compulsory termination of 8 employees, 7 of whom had left by April 1, 2001 and were paid $40,000.

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


3.  Non-recurring items:

In December 2000 the Company resolved to close the corporate headquarters in Stamford, Connecticut and transfer all control and administrative activities to Nottingham, U.K.. 4 employees were terminated involuntarily in 2000, 2 of whom remained on the payroll as of April 1, 2001, $627,000 of accrued termination benefits was paid during the first quarter and $482,000 is included in other liabilities. The remaining 4 corporate headquarters employees based in Stamford, Connecticut have been terminated since the year-end and $70,000 of accrued termination benefits is included in other liabilities. Costs of $962,000 were incurred during the first quarter for financial advisory services and related professional fees as the Company reviews its business and explores alternatives available in order to repay the Revolving Credit Facility (see note 1).

4.  Impairment of long-lived assets:

The manufacturing equipment at the Company's U.S.A. plant in Kent, Washington was written down by $621,000, to its estimated recoverable amount, in recognition of the cessation of manufacture in April 2001 (see note 2).

5.  Derivative Financial Instruments:

Adoption of SFAS 133
The Company elected to adopt SFAS 133 as of October 1, 1998.

For the quarters ended April 2, 2000 and April 1, 2001 the Company had no derivatives designated as hedges. Income and expense related to the fair value accounting of the Company's derivative instruments are included in the statement of operations as follows (in thousands):

                                                                                                Quarter ended
                                                                                          Apr 2, 2000     Apr 1, 2001
                                                                                            unaudited       unaudited
                                                                                          -----------     -----------
Fair value of unexpired forward foreign exchange contracts............................          $ (99)           $ 78
Fair value of the unexpired currency option and unexpired interest rate cap...........             76             168
                                                                                                -----            ----
  Total other income (expense)........................................................          $ (23)           $246
                                                                                                =====            ====

The fair value of unexpired forward foreign exchange contracts includes $75,000 relating to Sturmey Archer for the quarter ended April 2, 2000.

6.  Short Term Borrowings:

Short term borrowings consist of the following (in thousands):

                                                                                         Dec 31, 2000    Apr 1, 2001
                                                                                                           unaudited
                                                                                         ------------    -----------
Short term bank borrowings............................................................        $70,807        $84,184
Bank overdraft........................................................................          5,844          4,389
                                                                                              --------       -------
  Total short term borrowings.........................................................        $76,651        $88,573
                                                                                              =======        =======

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

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


The Company was in breach of the financial covenants under the Revolving Credit Agreement as at April 1, 2001 and continues to be in default (See note 1).

7.  Long Term Debt:

On May 14, 1998, the Company issued $100,000,000 of 10% Senior Notes due 2008, and DM110,000,000 of 9.38% Senior Notes due 2008 (collectively, the "Senior Notes"). As co-issuers, Lyon Investments B.V. ("Lyon") and The Derby Cycle Corporation are jointly and severally liable with respect to the Senior Notes, which mature in 2008. The Senior Notes are issued under the Senior Note Indentures. Interest on the Senior Notes is payable semi-annually on May 15 and November 15. The interest payment of $7.4 million due for payment on May 15, 2001 has not been paid. The Company has a 30-day grace period under the terms of the Senior Notes Indentures. While the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that such interest will be paid (See Note 1).

On February 4, 1999, the Company issued a $20,000,000 19% subordinated note to Vencap Holdings (1992) Pte Limited, a Singapore corporation affiliated with GIC Special Investments Pte Limited ("the Subordinated Note"). The Subordinated Note is subordinated and junior in right of payment and enforcement to the prior payment of the amounts due under the Company's Revolving Credit Facility and the Senior Notes. Interest on the Subordinated Note is compounded daily, with an annual effective yield of 20.9%. The Subordinated Note together with accrued interest thereon matures on February 3, 2009. The Subordinated Note is issued under an agreement which cross-defaults upon certain events of default under the Revolving Credit Agreement or the Senior Note Indentures, none of which apply at present.

As of December 31, 2000 and April 1, 2001, long term debt consists of the following (in thousands):

                                                                                         Dec 31, 2000    Apr 1, 2001
                                                                                                           unaudited
                                                                                         ------------   ------------
10% $100,000,000 Senior Notes.........................................................       $100,000       $100,000
9.38% DM110,000,000 Senior Notes......................................................         52,884         51,401
19% $20,000,000 Subordinated Note.....................................................         20,000         20,000
                                                                                             --------       --------
Total long-term debt..................................................................       $172,884       $171,401
                                                                                             ========       ========

8.  Commitments and Contingencies:

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

Product liability
Because of the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. The plaintiffs in these lawsuits generally seek damages, sometimes in amounts that may be material, for personal injuries allegedly sustained as a result of alleged defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim), and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The successful assertion or settlement of an uninsured claim, the settlement of a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that insurance will remain available or, if available, will not be prohibitively expensive. The self-insured retention under the Company's insurance policies is currently $125,000 per claim for domestic claims and $1,000 for foreign claims; however, prior to 1993, the self-insured retention for domestic claims was $1,000,000 per claim. Not all claims arising during the period in which the Company's self-insured retention for domestic claims was $1,000,000 have been resolved and it is possible that additional claims may be filed. The aggregate amount of liability under existing and potential claims, so far as they are not covered by insurance, could exceed the reserves of $584,000 established by the Company as at April 1, 2001 for product liability claims.

Common stock and preferred stock
During the quarter ended April 1, 2001 the Company repurchased and cancelled 1,780 Class A and 445 Class C common shares issued under the management stock plan.

The terms of the Class C common stock include mandatory redemption and therefore this stock is classified in the balance sheet with preferred stock, rather than with shareholders' equity.

Following the repurchase of management held shares as listed above, the stock in the Company (at issue price plus accrued preferred stock dividends) is held by the following shareholders and their affiliates (in thousands):

                                                                                                    Directors and
                                        Thayer         Perseus              DICSA         Quantum     manage-ment          Total
                                       -------         -------           --------         -------   -------------        --------
Preferred stock
 Series A, 25,000 shares.............  $37,500         $     -           $      -          $    -        $      -        $ 37,500
 Accrued dividend $200 per              17,579               -                  -               -               -          17,579
  share pa...........................
 Series B, 3,000 shares..............        -               -              3,000               -               -           3,000
 Accrued dividend 9.75% pa...........        -               -                930               -               -             930
 Series D, 12,000 shares.............    2,250           2,250                  -           7,500               -          12,000
 Accrued dividend 30.0% pa...........      242             242                  -             806               -           1,290
 Series D-1, 7,410 shares............    3,705           3,705                  -               -               -           7,410
 Accrued dividend 19.0% pa...........      250             250                  -               -               -             500
 Class C common, 23,080 shares.......   18,950           3,800                  -               -             330          23,080
 Accrued dividend 20.0% pa...........    9,590           1,923                  -               -             165          11,678
 Class C common, 2,500
  warrants...........................      200             200                  -               -               -             400
                                       -------         -------            -------          ------        --------        --------
                                       $90,266         $12,370            $ 3,930          $8,306        $    495        $115,367
                                       =======         =======            =======          ======        ========        ========

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


                                                                                                    Directors and
                                        Thayer         Perseus              DICSA         Quantum     manage-ment          Total
                                       -------         -------           --------         -------   -------------        --------
Stock rights
 Class A common, 8,300 shares........        -               -              8,300               -               -           8,300
 Class B common, 15,000 shares.......        -               -             15,000               -               -          15,000
                                       -------         -------            -------          ------        --------        --------
                                       $     -         $     -            $23,300          $    -        $      -        $ 23,300
                                       =======         =======            =======          ======        ========        ========
Paid-in capital
 Class A common, 23,820 shares.......  $12,500         $10,000           $      -          $    -          $1,320        $ 23,820
                                       =======         =======            =======          ======        ========        ========
Stock warrants
 Class A common, 9,000 shares........  $     -         $     -           $      -          $    -          $    -  $            -
                                       =======         =======            =======          ======        ========        ========
Retained equity
 Class A common, 21,700 shares.......  $     -         $     -            $21,700          $    -          $    -        $ 21,700
                                       =======         =======            =======          ======        ========        ========

9.  Discontinued Operations:

On June 6, 2000 the Company determined to dispose of the bicycle component and other engineering component manufacturing segment of its business, Sturmey Archer. The sale of the U.K. net trading assets and certain overseas subsidiaries to Lenark Limited, on a going concern basis, was completed on June 30, 2000.

The Statement of Operations for the discontinued segment for the quarter ended April 2, 2000 was as follows (in thousands):

                                                                                                       Apr 2, 2000
                                                                                                         unaudited
                                                                                                       -----------
Net external revenues..............................................................................        $ 4,573
Cost of goods sold.................................................................................         (3,838)
                                                                                                           -------
     Gross profit..................................................................................            735
Selling, general, and administrative expenses......................................................           (465)
                                                                                                           -------
     Operating income..............................................................................            270
  Interest income..................................................................................             45
  Other income (expense) net.......................................................................            (75)
                                                                                                           -------
     Income before income taxes....................................................................            240
Provision for income taxes.........................................................................            (78)
                                                                                                           -------
     Net income applicable to common shareholders..................................................        $   162
                                                                                                           =======

10. Segmental Information:

Reportable business segments
The Company manages its business in six major operating units as shown in the following tables. In addition "HQ, treasury, sourcing and elimination of group transactions" comprises the Chinese and Taiwanese sourcing operations (Derby Trading Co.), the recently closed internet operation (Bikeshop.com), the headquarters, treasury operations and consolidation adjustments. Certain small European distribution and non-operating companies are now included in the operating units where management responsibility lies, and the comparative figures for 2000 have been re-allocated accordingly. The reportable segments are

                          The Derby Cycle Corporation

                  Notes to Consolidated Financial Statements


managed separately because each business has differing customer requirements, either as a result of the regional environment of the country or differences in products and services offered.

A summary of net revenues and operating income categorized by business segment is as follows (in thousands):


                                                                                                   Quarter ended
                                                                                             -------------------------
                                                                                             Apr 2, 2000   Apr 1, 2001
                                                                                             -----------   -----------
                                                                                              unaudited     unaudited
Net revenues:
     Raleigh U.K..........................................................................    $  13,444     $  12,126
     Gazelle..............................................................................       38,327        44,647
     Derby Germany........................................................................       48,871        45,007
     Derby U.S.A..........................................................................       25,881        19,521
     Raleigh Canada.......................................................................       12,540         9,200
     Probike..............................................................................        3,916         3,123
     HQ, treasury, sourcing and elimination of group transactions.........................        1,578         1,228
                                                                                              ---------       -------
          Total net revenues..............................................................    $ 144,557     $ 134,852
                                                                                              =========     =========
Operating income:
     Raleigh U.K..........................................................................    $    (863)    $  (2,493)
     Gazelle..............................................................................        5,376         7,136
     Derby Germany........................................................................        3,401         3,845
     Derby U.S.A..........................................................................       (1,706)       (2,364)
     Raleigh Canada.......................................................................        1,281           607
     Probike..............................................................................          332            40
     HQ, treasury, sourcing and elimination of group transactions.........................       (2,634)       (2,324)
          Underlying operating income.....................................................        5,187         4,447
                                                                                              ---------       -------
     Restructuring charge.................................................................            -        (1,657)
     Non-recurring items..................................................................            -        (1,032)
     Impairment of property, plant and equipment..........................................            -          (621)
     Gain (loss) on dispositions of property, plant and equipment.........................         (558)            5
                                                                                              ---------       -------
          Total operating income..........................................................    $   4,629     $   1,142
                                                                                              =========     =========

11.  Lyon Investments B.V.:

Lyon Investments B.V. ("Lyon"), a Dutch company, is a wholly owned subsidiary of the Company which is a co-issuer of the Senior Notes. As co-issuers, Lyon and the Company are jointly and severally liable with respect to the Senior Notes. Lyon received $20,250,000 plus DM110,000,000 of the issue proceeds of the Senior Notes, which are shown as liabilities in Lyon's balance sheet. The Company received $79,750,000 of the issue proceeds, which are shown as liabilities in the Company's unconsolidated balance sheet. As co-issuer, Lyon has a contingent liability for the $79,750,000 of proceeds due by the Company should the Company default in servicing those Senior Notes.

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

The Company's operations are concentrated in the U.K., The Netherlands, Germany, the U.S.A. and Canada, with manufacturing operations in all countries other than the U.S.A., each led by local management. The Company maintains marketing or purchasing operations in five additional countries.

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

In 2000, 56% of the Company's net revenues were earned in currencies which are denominations of the Euro, 21% were denominated in U.S. Dollars, 11% were denominated in Pounds Sterling and 12% were denominated in other currencies. The Company reduces its currency exposure by maintaining operations in the major markets in which it sells its products. However, as a result of the Company's curtailment of its hedging program both in 2000 and 2001, the Company faced, and will continue to face, significant exposure to foreign exchange risk (please see "Quantitative and Qualitative Disclosures about Market Risk" for further details).

The poor financial results of the Company in 2000 caused a breach of the financial covenants under the Revolving Credit Facility and the Company is currently in default thereunder (see "Liquidity and Capital Resources - Revolving Credit Facility"). The Company has also not paid the May 15, 2001 interest due on the Senior Notes While the Company is in default of the financial covenants under the Revolving Credit Facility, there can be no assurance that interest on the Senior Notes will be paid (see "Liquidity and Capital Resources").

During the first quarter of 2001 the Company took certain steps to improve future prospects. Manufacturing of bicycles at Derby U.S.A. ceased in the first week of April, and products will now be imported.

The Stamford, Connecticut office is being closed down, and both the employees and certain consultancy arrangements were terminated. Experienced senior management were appointed at corporate level and in the U.S.A. to (i) stabilize the business, only pursuing growth where prudent and economic to do so, (ii) cut back on unnecessary corporate overhead, and (iii) manage cash flow through the Company's February/March/April 2001 peak season. In the fall of 2000, selling prices were increased to recover adverse changes in foreign exchange rates and the Company intends to re-start hedging again when it has the facility to do so.

Results of Operations

The Company manages its business in six major operating units as shown in the following tables. In addition "HQ, treasury, sourcing and elimination of group transactions" comprises the Chinese and

Taiwanese sourcing operations (Derby Trading Co.), the recently closed internet operation (Bikeshop.com), the headquarters, treasury operations and consolidation adjustments. Certain small European distribution and non-operating companies are now included in the operating units where management responsibility lies, and the comparative figures for 2000 have been re-allocated accordingly. All comparisons in the following discussion and analysis are against the quarter ended April 2, 2000, unless otherwise stated. The results for 2000 of Sturmey Archer, which was sold on June 30, 2000, have been excluded from the calculation of operating income, but included in the balance sheets, statements of cash flows and as income from discontinued operations in the statement of operations.


Units sold:                                                                             Quarter ended
                                                                                --------------------------
Thousands of bicycles                                                            Apr 2,           Apr 1,
                                                                                  2000              2001
                                                                                ---------        ---------

Raleigh U.K................................................................          67              71
Gazelle....................................................................         112             124
Derby Germany..............................................................         218             187
Derby U.S.A................................................................          97              72
Raleigh Canada.............................................................         144             112
Probike....................................................................          44              31
HQ, treasury, sourcing and elimination of group transactions...............         (16)            (18)
                                                                               --------        --------
  Total units sold.........................................................         666             579
                                                                               ========        ========


Units sold. Management believes that particularly bad weather in the quarter, weakening economies in several of its markets and the effect of this on consumer confidence led to lower unit sales in the quarter. Units sold decreased by 87 thousand units for the first quarter of 2001, although strong growth was seen at Gazelle following a successful product range launch, with I.B.D.s taking on high retail inventories of Gazelle products in anticipation of spring consumer sales and increasing consumer preference for Gazelle. Sales also grew by 4 thousand units in the U.K. with the recovery of most of the sales to national retailers from the abnormally low level in the first quarter of 2000, offset by a drop in sales through group distribution companies in Ireland and Germany. Sales in the U.K. included 25 thousand units of obsolete models sold at low promotional prices to generate cash compared with 12 thousand units in the first quarter of 2000.

In Germany, the lowest margins in private label products were identified and Derby Germany reduced its participation in those areas of the market, in order to increase overall margin to a more acceptable level. In addition, a dominant German retail buying group has switched more of its products from domestic German sources to foreign sources, which adversely affected sales to I.B.D.s by Derby Germany, as well as other German manufacturers, in the first quarter of 2001, despite an up-turn in the market.

In the U.S.A., sales fell by 25 thousand units (25%), as the market fell, with the key segments for Raleigh (M.T.B.) and Diamond Back (B.M.X.), down 15% and 28%, respectively.

Business from mass merchandisers for private label products in Canada gained in 2000 has been lost in 2001 to lower priced offers from competitors, both local manufacturers and importers, taking 18 thousand units out of the sales program for the first quarter. In addition, shipments totaling 10 thousand units for one mass merchandiser scheduled for March were deferred by the customer to April, while sales to I.B.D.s were 4 thousand units below year ago due to low retail sell-through resulting in part from prolonged severe winter weather in Canada.

The weakening of the South African consumer durable market seen in the last quarter of 2000, continued in 2001 as limited discretionary spending has been diverted into other areas. Management believes that this has in part caused a reduction in sales from 44 thousand units in the first quarter of 2000, to 31 thousand units in the first quarter of 2001, very close to the level of the first quarter of 1999.


Net revenues:                                                                            Quarter ended
                                                                                   ---------------------------
$ millions                                                                            Apr 2,         Apr 1,
                                                                                       2000           2001
                                                                                   ------------     ----------

Raleigh U.K.....................................................................      $ 13.4         $ 12.1
Gazelle.........................................................................        38.3           44.6
Derby Germany...................................................................        48.9           45.0
Derby U.S.A.....................................................................        25.9           19.5
Raleigh Canada..................................................................        12.5            9.2
Probike.........................................................................         3.9            3.1
HQ, treasury, sourcing and elimination of group transactions....................         1.7            1.4
                                                                                   ---------      ---------
  Total net revenues............................................................      $144.6         $134.9
                                                                                   =========      =========


Net revenues for the quarter ended April 1, 2001 compared with year ago at comparable foreign exchange rates decreased by $1.5 million (1.1%). The relative weakness of the Euro in 2001, together with, to a lesser extent, Pound Sterling, the Canadian Dollar and the South African Rand, reduced the consolidated net revenues by $8.2 million upon translation of net revenues into U.S. Dollars at the actual rates applicable to each year. While the lost bicycle sales volume reduced sales revenues by $11.4 million, this was largely recovered through higher sales prices, which contributed $11.0 million to net revenues. The higher price was driven by the success of upscale models at Gazelle, and elsewhere by an increase in models sold with suspension and sales price increases.

Sales of parts and accessories remained stable in all markets apart from the U.S.A.. Parts and accessories revenues fell by $1.2 million at Derby U.S.A. due to weak market conditions. Sales in the Diamond Back fitness business of Derby U.S.A. continued to grow, with revenues up 6% on year ago, despite some product supply shortages.

Net revenues for the first quarter of 2000 have been adjusted to exclude $4.5 million of external revenue from discontinued activities, and include $0.9 million of revenue from charging for shipping costs previously treated as an expense recovery. The Sturmey Archer business which was disposed of on June 30, 2000 had total net revenues of $6.1 million, of which $1.6 million was to group companies, which were eliminated upon consolidation.

Gross profit. Gross profit for the quarter decreased by $2.5 million in-line with the decrease in revenues. Gross margin for the Company was at the same level as year ago. The reduction in sales of low margin private label products in Germany, together with the recovery in productivity from the inefficiencies last year, lifted gross margins in Germany by 3.4 percentage points, while Gazelle also raised margins by 1.2 percentage points. However this was offset by a reserve of $0.5 million against component inventory remaining on the closure of manufacturing at Derby U.S.A.. In addition, Raleigh U.K. disposed of 25 thousand obsolete models during the quarter, many at substantially below cost. Together with a recovery in low margin playbikes from last year's poor performance and softness in demand for higher end products, this reduced gross margin by 11.8 percentage points in the U.K. compared with the first quarter of 2000. As a result, consolidated margins were at the same level as last year.


Selling, general and administrative expenses:                                           Quarter ended
                                                                                   ------------------------
                                                                                     Apr 2,         Apr 1,
$ millions                                                                            2000           2001
                                                                                   ---------      ---------

Operating companies........................................................          $27.1          $26.1
Bikeshop.com...............................................................            0.5            0.3
Headquarters...............................................................            2.0            1.0
Corporate expenses.........................................................            0.4            1.2
Consulting fees............................................................            0.3              -
                                                                                  --------       --------
  Total selling, general and administrative expenses as reported...........          $30.3          $28.6
                                                                                  ========       ========

Selling, general and administrative expenses. Selling, general and administrative expenses of the operating companies were reduced by $1.4 million upon translation into U.S. Dollars at the actual rates applicable for each year, due to the relative weakness of European currencies in 2001. Expenses at Raleigh U.K. increased by $0.4 million as they included (i) the higher expenses of the new leased stand alone warehouse for the parts and accessories business, which the Company moved to in May 2000 from its former freehold premises adjoining the U.K. manufacturing site and (ii) higher sales promotional expenses.

Bikeshop.com's expenses fell by $0.2 million following its closure during the quarter. Headquarters' expenses for the quarter fell by $0.5 million to $1.5 million following the closure of the Stamford office during the quarter, and were further reduced by $0.5 million of pension income arising on the Sturmey Archer pension plans. The Company remains the principal employer under these plans, which were not transferred upon the disposal of the Sturmey Archer business in June 2000. The pension income was included in the results of Sturmey Archer in the 2000 financial statements, which is included in the results from discontinued operations in the comparative figures in the attached statement of operations. Corporate expenses rose by $0.9 million, in the main due to legal and accounting monitoring costs reimbursed to the banks and related expenses. The consulting arrangements have been terminated, and no fees were incurred in 2001.


Operating income:                                                                            Quarter ended
                                                                                       -------------------------
                                                                                         Apr 2,          Apr 1,
$ millions                                                                                2000            2001
                                                                                       ---------       ---------

Raleigh U.K.....................................................................        $(0.9)          $(2.5)
Gazelle.........................................................................          5.4             7.1
Derby Germany...................................................................          3.4             3.9
Derby U.S.A.....................................................................         (1.7)           (2.4)
Raleigh Canada..................................................................          1.3             0.6
Probike.........................................................................          0.3               -
HQ, treasury, sourcing and elimination of group transactions....................         (2.6)           (2.3)
                                                                                     --------       ---------
  Underlying operating income at comparable foreign exchange rates..............          5.2             4.4
Restructuring charge............................................................            -            (1.7)
Non-recurring items.............................................................            -            (1.0)
Impairment of property, plant and equipment.....................................            -            (0.6)
Loss on dispositions of property, plant and equipment...........................         (0.6)              -
                                                                                     --------       ---------
  Total operating income as reported............................................        $ 4.6           $ 1.1
                                                                                     ========       =========


Operating income. The underlying operating income of $4.4 million for the first quarter of 2001, compares with operating income of $5.2 million for the first quarter of 2000. The decrease in operating income of $0.8 million was the result of $0.5 million lower gross profit due to lower revenues, $0.8 million higher corporate expenses due to bank monitoring expenses, $0.4 million higher expenses at Raleigh U.K. and $0.6 million reduction in operating income upon translation into U.S. Dollars at the actual foreign exchange rates applicable for each period, due to the relative weakness of European currencies in 2001. This was offset by $1.5 million expense savings arising from the closure of Bikeshop.com, the Stamford headquarters, termination of consulting arrangements and the income from the Sturmey Archer pension plans.

Restructuring charge, non-recurring items and impairment of property, plant and equipment. The Company has now closed down its domestic bicycle manufacturing plant in Kent, Washington at a cost of $2.6 million, of which $0.5 million was in respect of remaining component inventory that has been expensed in cost of goods sold, $1.5 million is included in the restructuring charge for the quarter and $0.6 million as impairment of recoverable value of property, plant and equipment. The Company closed its internet operation, Bikeshop.com, in February 2001, at a cost of $1.2 million, of which $1.0 million was shown as the impairment of the recoverable value of plant and equipment (including software) in the statement of operations for the year ended December 31, 2000 and $0.2 million is included in the restructuring charge for the quarter.

Following the closure of the Stamford headquarters, all the remaining employees were terminated in the quarter, resulting in $0.1 million in termination benefits included in non-recurring items for the quarter. $0.9 million of fees for financial advisory services and related professional advice paid by the Company for the review of its business and exploration of alternatives available in order to repay the Revolving Credit Facility have also been included in non-recurring items for the quarter.


Interest expense:                                                                            Quarter ended
                                                                                       ------------------------
                                                                                         Apr 2,          Apr 1,
$ millions                                                                                2000            2001
                                                                                       ----------     ---------

Senior Notes....................................................................           $3.8           $3.7
Subordinated Note...............................................................            1.2            1.4
Revolving Credit Facility.......................................................            1.6            1.7
Bridge Loan.....................................................................            0.4              -
Other interest..................................................................            0.3            0.3
Amortization of deferred financing costs........................................            0.5            0.8
                                                                                       --------      ---------
  Total interest expense........................................................           $7.8           $7.9
                                                                                      =========      =========


Interest expense. Interest expense increased by $0.1 million for the quarter, due to a $0.3 million increase in amortization of the deferred financing costs on the Revolving Credit Facility as a consequence of the shorter term of the facility and the effect of compounding the interest on the Subordinated Note, which added $0.2 million to interest expense in the quarter. This was offset by the elimination of $0.4 million of interest on the Bridge Loan, which was converted into series D-1 preferred stock in November 2000. The interest on the Bridge Loan was paid by way of issue of 2,500 Class C common stock warrants. These warrants were initially valued at $2.9 million in the financial statements for the first quarter of 2000, but this was re-evaluated in the 2000 annual financial statements as $0.4 million, which has been shown as the comparative figure in the attached financial statements.




Provision for income taxes:                                                                  Quarter ended
                                                                                       ------------------------
                                                                                         Apr 2,          Apr 1,
$ millions                                                                                2000            2001
                                                                                       ----------     ---------


Current taxes...................................................................           $1.3           $2.2
Deferred taxes..................................................................            0.5            0.6
                                                                                       --------      ---------
  Total provision for income taxes..............................................           $1.8           $2.8
                                                                                       ========      =========

The tax charge increased due to the higher income earned in The Netherlands. Taxable losses continue to be made in certain jurisdictions, including Germany, the U.S.A. and the U.K., which cannot be offset against the taxable income in other jurisdictions, including The Netherlands.

Net loss. The net loss increased by $4.7 million in the first quarter of 2001. The higher loss was, in the main, the result of the $1.2 million lower underlying operating income, $2.7 million restructuring charge and non-recurring items and a $1.0 million higher provision for income taxes.

Dividends accrued on preferred stock. Dividends accrued on the preferred stock in the first quarter of 2001 increased by $3.4 million to $4.8 million as additional preferred stock was issued in November 2000.


EBITDA:                                                                                      Quarter ended
                                                                                       ------------------------
                                                                                        Apr 2,          Apr 1,
$ millions                                                                               2000            2001
                                                                                       ----------     ---------

Raleigh U.K.....................................................................          $(0.8)          $(2.4)
Gazelle.........................................................................            5.5             7.3
Derby Germany...................................................................            4.3             4.6
Derby U.S.A.....................................................................           (1.4)           (2.2)
Raleigh Canada..................................................................            1.4             0.8
Probike.........................................................................            0.4               -
HQ, treasury, sourcing and elimination of group transactions....................           (2.4)           (1.7)
                                                                                       --------       ---------
  Total EBITDA as reported......................................................          $ 7.0           $ 6.4
                                                                                       ========       =========



EBITDA. EBITDA for the quarter decreased by $0.6 million below year ago due to the $0.8 million lower underlying operating income, mitigated by $0.3 million higher income from foreign currency contracts. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted supplemental indicator of an entity's ability to incur and service debt. However, EBITDA should not be considered by an investor as an alternative to net income or operating income as an indicator of operating performance, or as an alternative to cash flows as a measure of liquidity.

EBITDA is calculated as follows (excluding discontinued operations):


EBITDA:                                                                                         Quarter ended
                                                                                       ------------------------------
                                                                                          Apr 2,             Apr 1,
$ millions                                                                                 2000               2001
                                                                                       -----------          ---------

Underlying operating income.....................................................          $ 5.2              $ 4.4
Foreign currency contracts allocated to other income............................            0.2                0.5
Depreciation....................................................................            2.0                1.9
Amortization
  Intangibles...................................................................            0.1                0.1
  Investment grants.............................................................           (0.1)                 -
  Positive goodwill.............................................................            0.1                0.1
  Negative goodwill.............................................................           (0.1)              (0.1)
  Pension transition asset......................................................           (0.4)              (0.5)
                                                                                     ----------          ---------
    Total EBITDA................................................................          $ 7.0              $ 6.4
                                                                                     ==========          =========


Liquidity and Capital Resources

Demand for bicycles in the Company's principal markets is seasonal, characterized in most cases by a majority of consumer sales in the spring and summer months. The exceptions to this are, firstly, in the U.K., South Africa and Ireland, where consumer sales of bicycles increase in the months preceding
Christmas: accordingly, I.B.D.s peak purchasing months in those countries are October and November when they build inventory in anticipation of Christmas sales of juvenile bicycles, and secondly in the U.S.A., where I.B.D.s replenish their inventories in the fall with the next season's model range. Excluding this holiday seasonality, the Company's working capital requirements are greatest during February, March and April (the Company's "Peak Season"), as receivable levels increase. The Company offers extended credit terms on sales during the months prior to the Peak Season, although the Company encourages early payments through trade discounts.

Finished goods inventory remains relatively constant throughout the fiscal year and the level of raw materials increases and decreases normally only to accommodate production needs. Work in process represents, on average, nine days' production. Inventory levels reach a minimum at the end of the Peak Season.

Net cash flows used by operating activities were reduced by $18.6 million to a $25.1 million outflow for the quarter from a $43.7 million outflow in the first quarter of 2000. This decline was principally due to the reduction in inventory levels, as cash generation became a higher priority. Inventory levels saw double digit percentage decreases in all operations apart from Gazelle, which rose in line with the increased level of manufacturing, and Probike, where levels were $0.8 million higher as the steep drop in sales over the last 6 months was not anticipated when purchase orders were placed. In absolute terms at comparable exchange rates, inventories at the end of the quarter were $14.6 million lower than year ago, of which $2.5 million related to the discontinued Sturmey Archer segment, while the increase during the quarter reported in the cash flow was $15.3 million lower. Trade payables were stretched by the equivalent of 6-days purchases to reduce the cash used by $3.3 million.

Interest of $1.9 million was paid in the quarter compared with $1.5 million year ago as the maximum period of drawing under the Revolving Credit Facility was reduced to one month, which reduced the borrowings on which interest, payable in arrears, was unpaid. The net cash flow used by operating activities of $25.1 million, and capital expenditure of $0.5 million, in the quarter, was funded by an $11.8 million reduction in cash balances and an $11.9 million increase in drawings under the Revolving Credit Facility.

The Company's capital expenditures were $2.0 million and $0.5 million in the first quarter of 2000 and 2001, consisting of (i) on-going cost reduction projects, (ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation. Whenever possible, expenditure planned for the first quarter of 2001 has been deferred in order to conserve cash.

For fiscal 2001, the Company's operations are expected to be financed by operating cash flow and borrowings under the Revolving Credit Facility. For more information on the Revolving Credit Facility, see "Revolving Credit Facility" below. In fiscal 2001, the Company has planned $6.7 million in capital expenditures, and must make debt service payments, including its Revolving Credit Facility, $100 million principal amount of 10.0% senior notes (the "Dollar Senior Notes"), DM110 million principal amount of 9.38% senior notes (the "DM Senior Notes" and, collectively with the Dollar Senior Notes, the "Senior Notes"), and $20 million principal amount of 19% Senior Subordinated Note (the "Subordinated Note"). As discussed below in "Revolving Credit Facility" and "Senior Notes" the Company is currently in default of the Revolving Credit Agreement and has defaulted in the payment of interest due on the Senior Notes. See also "Management's Plans".

Debt overview. As of April 1, 2001, the Company had $265.2 million of combined indebtedness, comprising $151.4 million of Senior Notes, the $20.0 million Subordinated Note, $87.4 million of borrowings and $5.2 million of letters of credit and guarantees under the Revolving Credit Facility, and $1.2 million of borrowings under the South African Credit Facility.

Revolving Credit Facilities. A revolving credit agreement provides for the DM209.4 million ($97.8 million at the April 1, 2001 exchange rate) secured senior revolving credit facility (the "Revolving Credit Facility") to be made available to the Company's operating and finance subsidiaries until June 30, 2002 (as amended, the "Revolving Credit Agreement"). Borrowings under this Revolving Credit Facility are available subject to a borrowing base determined as a percentage of eligible assets. A credit facility is available to the Company's South African subsidiaries which provides for maximum indebtedness of South African Rand 30 million ($3.8 million at the April 1, 2001 exchange rate) (the "South African Credit Facility"). The Company's borrowings peak in February, March and April each year.

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

The Company was in breach of the financial covenants under the Revolving Credit Agreement as at December 31, 2000 and April 1, 2001 and continues to be in default. As at April 1, 2001 the actual results compared with the covenants, which are denominated in Deutsche Marks, were as follows (in millions):

                                                                           Covenant        Actual
                                                                           --------        ------
Consolidated Adjusted EBITDA............................................     DM13.2          DM4.1
Financial Indebtedness..................................................      199.7          197.9
Consolidated Adjusted Cashflow..........................................       81.3           53.6
Capital Expenditure.....................................................        3.6            1.1

The calculation of actual Consolidated Adjusted EBITDA under the definition in the Revolving Credit Agreement includes the aggregate expense of $2.9 million (DM6.2 million) of closure costs for the domestic manufacturing operation, Bikeshop.com and the Stamford headquarters, $0.6 million (DM1.2 million) of bank monitoring fees and $0.9 million (DM2.0 million) of financial advisory fees shown in non-recurring items, none of which were contemplated at the time the covenants were set.

On January 23, 2001 the Company entered into an amendment (the "Amendment") to its Revolving Credit Agreement, in which the lenders under the Revolving Credit Facility ("the Banks") waived the breach by the Company of the Consolidated Adjusted EBITDA covenant for the quarter ending April 1, 2001, the Financial Indebtedness covenant for the month ending February 4, 2001 and the Consolidated Adjusted Cashflow covenant for the 3-months ending February 4, 2001, for the sole purpose of permitting the Company to draw down under the Revolving Credit Agreement. The Amendment requires the Company to use its best endeavors to sell certain non-core assets of the Company and to use the proceeds of any such sales to provide capacity under the Revolving Credit Facility. Similar amendments were entered into on February 27, 2001 and March 15, 2001 for the sole purpose of permitting the Company to further draw down on the Revolving Credit Facility while it is in breach of these covenants. On April 18, 2001 the Banks granted a waiver of the breach of these covenants to allow the Company to roll-over the drawings under the Revolving Credit Facility. Tranche B of the Revolving Credit Facility is currently fully drawn, including advances of $70.0 million and ancillary facilities of $13.3 million available by way of overdraft, letters of credit and guarantees. Drawings under Tranche A of the Revolving Credit Facility of DM26.5 million ($12.1 million at the May 4, 2001 exchange rate) were repaid on 11 May 2001, in accordance with the terms of the Revolving Credit Agreement.

The failure to comply with the provisions of the Revolving Credit Agreement has resulted in an event of default thereunder, and all amounts outstanding under the Revolving Credit Agreement, could be declared due and payable at any time. If the Company were not able to repay amounts outstanding under the Revolving Credit Agreement, when due and payable, the Banks would have the right to proceed against the collateral granted to them to secure such indebtedness. If the indebtedness outstanding under the Revolving Credit Agreement and the other indebtedness and liabilities of the Company were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness, and that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the Senior Notes and the other indebtedness and liabilities of the Company.

Senior Notes. The Senior Notes are issued under indentures (collectively, the "Senior Note Indentures"). Interest on the Senior Notes is payable semi-annually on May 15 and November 15. The interest payment of $7.4 million due for payment on May 15, 2001 has not been paid. The Company has a 30-day grace period under the terms of the Senior Notes Indentures. While the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that such interest will be paid. As discussed below under "Management's plans", the Company has retained Lazard Freres & Co. L.L.C. ("Lazard") as its financial advisor, and is working with an informal committee of holders of more than 50% of the principal amount of its Senior Notes (the "Informal Committee") for the purposes of negotiating a consensual restructuring of its outstanding securities.

The failure to pay interest will, if not cured within the applicable grace period, result in an event of default under such indentures. If an event of default were to occur, the holders of the Senior Notes would have the right to accelerate the indebtedness, and could thereby cause the principal, together with accrued interest thereon, to become immediately due and payable. An event of default under the Senior Note Indentures would also constitute an event of default under the Revolving Credit Agreement.

As of April 1, 2001, the Company had indebtedness outstanding under the Revolving Credit Facility of $92.6 million, which is secured and guaranteed by the obligors thereunder through a first priority security interest in all the assets, properties and undertakings of the Company and $1.2 million of borrowings under the South African Credit Facility which are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and, unlike the indebtedness under the Revolving Credit Facility and the South African Credit Facility, do not have the benefit of any collateral. Accordingly, an event of default under the Revolving Credit Agreement or the South African Credit Facility gives the lenders thereunder the right to foreclose upon the collateral securing such indebtedness to the exclusion of the holders of the Senior Notes, notwithstanding the existence of any event of default with respect to the Senior Notes.

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

Management's plans. The Banks have expressed a strong preference for the Company to repay the Revolving Credit Facility during the second half of 2001, when the advances under the Revolving Credit Facility are expected to be at their lowest point of the year. The Company is currently in the process of reviewing its business and exploring all alternatives available in order to repay the Revolving Credit Facility. The Company has engaged Lazard to render financial advisory services to the Company in this regard. Lazard is exploring all alternatives available to the Company in order to repay the Revolving Credit Facility, including refinancing the Revolving Credit Facility with asset based lenders, the sale of certain assets and operations and the restructuring of other indebtedness. While management presently has no firm plans to dispose of significant assets or operations, it is possible that the sale of certain assets and operations may involve the disposal of a significant part of the Company's operations. No assessment can be made at this time of the likelihood that any refinancing, sale, or restructure of indebtedness is feasible or can be effectively implemented. The Company believes that any repayment of the Revolving Credit Facility would be made in conjunction with a restructuring of the Senior Notes.

In order both to address its long-term capital and debt service requirements, and in connection with the potential repayment of the Revolving Credit Facility, the Company began working with the Informal Committee on March 21, 2001, for the purposes of negotiating a consensual restructuring of its outstanding securities. The Company has advised the Informal Committee that any restructuring proposal made by the Company will (a) provide for payment in full of all obligations to the Company's trade creditors that continue to support the Company with customary trade credit and (b) not have any impact on the day-to-day operations with regard to employees, customers, suppliers, distributors and general business.

There can be no assurance that the Company will be able to generate sufficient cash from operations to maintain the continuing payment of interest on its existing level of indebtedness. Furthermore, while the Company remains in default of the covenants contained in the Revolving Credit Agreement, there can be no assurance that it will service its current debt obligations.

The Company has suffered recurring net losses, has a net capital deficiency, is currently in default of the Revolving Credit Agreement and has defaulted in the payment of interest due on the Senior Notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Nevertheless, the Company considers it appropriate to prepare the accompanying consolidated financial statements on the going concern basis of accounting.

Accounting for pensions. The Company adopted SFAS 87, "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over the 15 years from January 1, 1989, the effective date of SFAS
87. Net periodic pension income was $1.4 million in the first quarter of 2000 and $1.6 million in the first quarter of 2001. Net periodic pension income includes amortization of the transition asset into income of $0.6 million and $0.5 million in the first quarters of 2000 and 2001. The main pension plans of the Company, which are in the U.K. and The Netherlands, have actuarial surpluses and therefore no employer's contributions were made to those plans in 2000 or 2001.

Derivative financial instruments. The Company uses derivative financial instruments including currency swaps, interest rate swaps, interest rate caps, forward foreign exchange contracts, and currency options. The Company enters into currency and interest rate swaps such that the notional principal amount is equal to the principal amount of the underlying debt. The swaps achieve the effect of synthetically converting the original U.S. Dollar denominated debt into several other foreign currencies and converting the interest rate on the debt from U.S. Dollar rates to those applicable for that currency. During the fall of 1998 the Company entered into forward foreign exchange contracts and options to minimize the impact of currency movements in the following season, principally on purchases of inventory and sales of goods denominated in currencies other than the subsidiaries' functional currencies. This program was curtailed for 2000 and 2001 to release the credit line for an increased debt requirement. Consequently the Company is almost completely exposed at present to the full impact on margins of any adverse changes in foreign exchange rates. Interest rate caps were purchased in 1998 to limit the blended interest rate paid on the Revolving Credit Facility to under 8.5% until July 2001. Separately from the Company's seasonal hedging program, currency options were purchased in 1998 to substantially maintain the value of most of the foreign operating income upon conversion into U.S. Dollars, in order to protect the ability to service the U.S. Dollar Senior Notes from the effect of changes in foreign exchange rates until May 2001. The interest rate caps and currency options purchased in 1998 covered a basket of currencies, and therefore could not be designated as hedges under SFAS 133.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company generally introduces its new bicycle model ranges in the fall of each year, at a similar time to most of its competitors. Product specifications, component costs and selling prices are kept as stable as possible during the model year to satisfy the requirements of mass-merchandisers and facilitate orderly marketing of branded products amongst I.B.D.s. In the fall of 1998 the Company initiated foreign currency forward exchange contracts or options to hedge a portion of its foreign currency trading transaction exposure for the upcoming season. This program was substantially curtailed for the 1999/2000 and 2000/2001 seasons in order to release more of the Revolving Credit Facility for the incurrance of additional borrowing. The curtailment of the hedging program has resulted in the Company being almost completely exposed at present to the full impact on margins of any adverse changes in foreign exchange rates. The fair value of foreign exchange contracts at April 1, 2001 was $0.1 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.3 million. Each year the Company changes the specification of its products to endeavor to optimize its competitive position and margins. Since most of the Company's competitors purchase comparable components from similar sources to the Company and are believed not to hedge beyond the current season, the Company would not generally hedge its transaction exposure beyond the end of the season, to stay competitive, and management believes the likelihood of obtaining a competitive advantage would not justify the cost of hedging beyond the end of the season. As noted above, the Company subsequently curtailed this program for 2000 and 2001. Sales and purchases in currencies other than the functional currencies in which the Company operates were $6.6 million and $109.0 million respectively in 2000.

The foreign currency element of the Company's debt under the Senior Notes and Revolving Credit Facility has generally been arranged to align with the denomination of the book value of net assets. By doing this, the Company reduces the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions are: (i) $21 million of net assets denominated in Pounds Sterling arising from the Company's former large presence in U.K., (ii) $43 million of foreign pension assets in U.K. and The Netherlands, and, (iii) $5 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations.

The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income can be converted to yield sufficient U.S. Dollars to service 67% of the interest on the $100 million Dollar Senior Notes through May 2001, currency options were purchased in 1998. These currency options are for $6.7 million per year, selling NLG6 million, (Pounds)2 million and C$1.2 million. At April 1, 2001 the fair value of these currency options was $0.3 million. As the purchaser of options has no obligations to exercise them, any weakening of the value of the U.S. Dollar can do no more than reduce the fair value of these currency options to zero. These currency options covered a basket of currencies, and therefore could not be designated as hedges under SFAS 133.

Interest Rate Risk

Interest expense relating to the Senior Notes was $15.6 million and $15.4 million in 1999 and 2000 respectively, which were at fixed interest rates. Interest expense of $5.0 million on the Subordinated Note in 2000 is accrued and falls due for payment on February 3, 2009. The fair value of warrants given as consideration for the use of the Bridge Loan of $0.4 million was expensed as interest in 2000. The other major element of the Company's interest expense was $4.3 million and $4.8 million on the Revolving Credit Facility in 1999 and 2000 respectively. These were at floating rates of 2.0% above the London Interbank Offer Rate through August 31, 1999, 2.5% through November 22, 2000 and 2.75% thereafter. A hypothetical one percentage point shift in floating interest rates would have a $0.6 million approximate impact on annual interest expense. As interest rates on the Revolving Credit Facility have been capped at 8.5% effective August 1998 through July 2001, increases in floating interest rates above that level would only have limited impact on interest expense up to July 2001. The interest rate cap purchased covered a basket of currencies, and therefore could not be designated as a hedge under SFAS 133.

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

Forward Looking Statements

This discussion contains certain forward-looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. As discussed in the Company's prospectus on Form S-4A filed with the SEC on December 4, 1998, actual results are uncertain and may be impacted by various factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include, without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, foreign exchange rates, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by I.B.D.s and mass merchandisers. As a result, actual results may differ materially from those projected in forward-looking statements. Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                                    PART II
                                    -------

ITEM 1.  LEGAL PROCEEDINGS

Product Liability

Due to the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. The plaintiffs in these lawsuits generally seek damages, in amounts that may be material, for personal injuries allegedly sustained as a result of alleged defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim) and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The settlement of a significant number of insured claims, the settlement of a claim exceeding the Company's insurance coverage or the successful assertion or settlement of an uninsured claim could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that insurance will remain available, or, if available, will not be prohibitively expensive. The self-insured retention under the Company's insurance policies is currently $125,000 per claim for domestic claims and $1,000 for foreign claims; however, prior to 1993, the self-insured retention for domestic claims was $1.0 million per claim. Not all claims arising during the period in which the Company's self-insured retention for domestic claims was $1.0 million have been resolved and it is possible that additional claims may be filed. The aggregate amount of liability under existing and potential claims, so far as they are not covered by insurance, could exceed the reserves of $584,000 established by the Company as at April 1, 2001 for product liability claims.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its Revolving Credit Facility, and has defaulted in a payment of interest due on the Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See " Index to Exhibits" set forth on page 30.

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on February 7, 2001 relating to Item 5. Other Events, in connection with an amendment to its existing credit agreement and other matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Nottingham, England on May 16, 2001.

The Derby Cycle Corporation


By:    /s/ Alan J. Finden-Crofts
      ______________________________

ALAN J. FINDEN-CROFTS
EXECUTIVE CHAIRMAN


By:   /s/ John C. Burdett
      ______________________________

JOHN C. BURDETT
CHIEF FINANCIAL OFFICER


By:    /s/ Simon J. Goddard
      ______________________________
SIMON J. GODDARD
VICE PRESIDENT AND CORPORATE CONTROLLER

INDEX TO EXHIBITS




Exhibit
  No.             Description
-----------       -----------
   10.45          Amendment Agreement dated January 23, 2001 relating to Multi-Currency Credit Facility of up to DM
                  209,355,403 dated May 2, 1998 between The Derby Cycle Corporation and others as Borrowers and/or
                  Guarantors, J.P. Morgan plc as Arranger, the financial institutions named therein as Banks, Chase
                  Manhattan International Limited as Security Agent and Chase Manhattan International Limited as
                  Facility Agent. (Incorporated by reference to Exhibit 10.12 to the Company's current report on
                  Form 8-K filed with the Commission on February 7, 2001, Commission File Number 0001067447).
+  10.50          Assignment Contract dated January 11, 2001 between The Derby Cycle Corporation and Executive
                  Interim Management. (Incorporated by reference to exhibit 10.50 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000 filed with the Commission on April 13, 2001,
                  Commission File Number 0001067447).
+  10.51          Separation Agreement made as of February 1, 2001 between The Derby Cycle Corporation and Reggie
                  Fils-Aime. (Incorporated by reference to exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 13, 2001, Commission File
                  Number 0001067447).
   10.52          Amendment Agreement dated February 27, 2001 relating to Multi-Currency Credit Facility of up to DM
                  209,355,403 dated May 12, 1998 between The Derby Cycle Corporation and others as Borrowers and/or
                  Guarantors, J.P. Morgan plc as Arranger, the financial institutions named therein as Banks, Chase
                  Manhattan International Limited as Security Agent and Chase Manhattan International Limited as
                  Facility Agent. (Incorporated by reference to exhibit 10.52 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2000 filed with the Commission on April 13, 2001, Commission
                  File Number 0001067447).
   10.53          Amendment Agreement dated March 15, 2000 relating to Multi-Currency Credit Facility of up to DM
                  209,355,403 dated May 12, 1998 between The Derby Cycle Corporation and others as Borrowers and/or
                  Guarantors, J.P. Morgan plc as Arranger, the financial institutions named therein as Banks, Chase
                  Manhattan International Limited as Security Agent and Chase Manhattan International Limited as
                  Facility Agent. (Incorporated by reference to exhibit 10.53 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2000 filed with the Commission on April 13, 2001, Commission
                  File Number 0001067447).

+ Management contract or compensatory plan or arrangement.