Form 10-Q
period 2001-07-01
DERBY CYCLE CORP
filed 2001-10-17
CIK 1067447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
       (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Quarter ended July 1, 2001
                                       OR
       (_)    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For Transition Period from __________ to __________
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

      There were 45,440 shares of Class A common stock and 23,060 shares of Class C common stock of The Derby Cycle Corporation, par value $0.01 per share, outstanding as of October 17, 2001.

                           THE DERBY CYCLE CORPORATION

                     JULY 1, 2001 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                               PART I
                                               ------

ITEM 1. FINANCIAL STATEMENTS .......................................................................    1
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......   16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................   25

                                               PART II
                                               -------

ITEM 1. LEGAL PROCEEDINGS ..........................................................................   28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES ............................................................   29
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................................................   29

ITEM 1. FINANCIAL STATEMENTS


              Index to Condensed Consolidated Financial Statements:
--------------------------------------------------------------------------------

Condensed Consolidated Balance Sheets as of December 31, 2000 and July 1, 2001 ...............  2

Unaudited Condensed Consolidated Statements of Operations for the quarters and six months ended July 2, 2000 and July 1, 2001 ..............................................  3

Unaudited Condensed Consolidated Statement of Shareholders' Deficit for the six months ended July 1, 2001 ......................................................................  4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July
     2, 2000 and  July 1, 2001 ...............................................................  5

Notes to Condensed Consolidated Financial Statements .........................................  7

                           The Derby Cycle Corporation
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                    Assets                                                        Dec 31,        Jul 1,
                                                                                                     2000          2001
                                                                                                              unaudited
                                                                                              -----------   -----------
Current assets:
     Cash and cash equivalents ........................................................       $    19,573   $     7,575
     Receivables, net of allowances ...................................................            81,900        79,409
     Inventories ......................................................................           114,649        97,079
     Other current assets .............................................................             6,935         7,198
                                                                                              -----------   -----------
          Total current assets ........................................................           223,057       191,261
                                                                                              -----------   -----------
Property, plant and equipment, net ....................................................            35,127        30,127
Intangibles, net ......................................................................            35,485        32,794
Other assets ..........................................................................                50            50
Prepaid pension assets ................................................................            62,107        60,940
                                                                                              -----------   -----------
          Total assets ................................................................       $   355,826   $   315,172
                                                                                              ===========   ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts payable .................................................................       $    54,985   $    40,220
     Accrued liabilities ..............................................................            25,055        25,265
     Income taxes payable .............................................................             2,583         6,571
     Short term borrowings ............................................................            76,651        63,289
     Other current liabilities ........................................................            11,109        20,899
                                                                                              -----------   -----------
          Total current liabilities ...................................................           170,383       156,244
                                                                                              -----------   -----------
Other liabilities:
     Long term debt ...................................................................           172,884       168,035
     Excess of assets acquired over cost of acquisitions ..............................            12,562        11,618
     Deferred income taxes ............................................................            20,128        20,006
     Other liabilities ................................................................             4,975         4,362
                                                                                              -----------   -----------
          Total Liabilities ...........................................................           380,932       360,265

Commitments and contingencies:
Preferred stock with redemption rights, $0.01 par value
25,000 shares authorized, issued & outstanding of Series A; 3,000 shares authorized, issued & outstanding of Series B; 100 shares authorized of
     Series C-1; 52,180 authorized shares of Series D, 12,000 shares issued &
     outstanding; 7,500 shares authorized of Series D-1, 7,410 issued &
     outstanding; 30,000 authorized shares of Class C common stock,
     23,525/23,060 issued and outstanding and 2,500 Class C common stock
     warrants issued and outstanding as of December 31, 2000 & July 1, 2001 ...........           111,026       120,477
Stock rights ..........................................................................            23,300        23,300
Shareholders' equity (deficit):
     Class A common stock, $0.01 par value, 200,000 shares authorized, 47,300/
          45,440 shares issued & outstanding as of December 31, 2000 & July 1,
          2001 ........................................................................                 1             1
     Class B common stock, $0.01 par value, 15,000 shares authorized, nil shares
          issued & outstanding as of December 31, 2000 & July 1, 2001 .................                 -             -
     Additional paid-in capital .......................................................            25,599        23,739
     Class A common stock warrants ....................................................                 -             -
     Receivable from shareholders .....................................................            (3,212)       (1,087)
     Accumulated deficit ..............................................................          (166,635)     (193,768)
     Accumulated other comprehensive income (loss) ....................................           (15,185)      (17,755)
                                                                                              -----------   -----------
          Total shareholders' deficit .................................................          (159,432)     (188,870)
                                                                                              -----------   -----------
          Total liabilities, preferred stock with redemption rights and
              shareholders' deficit ...................................................       $   355,826   $   315,172
                                                                                              ===========   ===========

    The accompanying notes are an integral part ofthese financial statements.

                           The Derby Cycle Corporation
            Unaudited Condensed Consolidated Statements of Operations
                             (Dollars in thousands)

                                                                              Quarter ended              Six months ended
                                                                        -------------------------    -------------------------
                                                                           Jul 2,       Jul 1,          Jul 2,        Jul 1,
                                                                            2000         2001            2000          2001
                                                                        -----------   -----------    -----------   -----------
Net revenues .......................................................    $  166,789    $  125,956     $  311,368    $  260,808
Cost of goods sold .................................................      (124,416)      (93,546)      (233,503)     (195,361)
                                                                        -----------   -----------    -----------   -----------
         Gross profit ..............................................        42,373        32,410         77,865        65,447
Selling, general and administrative expenses .......................       (31,414)      (27,957)       (61,719)      (56,547)
      Restructuring charge .........................................          (112)         (259)          (112)       (1,916)
      Non-recurring items ..........................................           (61)       (2,057)           (61)       (3,089)
      Impairment of property, plant and equipment ..................             -             -              -          (621)
      Gain (loss) on dispositions of property, plant and
           equipment ...............................................           (11)          512           (569)          517
                                                                        -----------   -----------    -----------   -----------
         Operating income ..........................................        10,775         2,649         15,404         3,791
Other income (expense):
      Interest expense .............................................        (7,247)       (7,688)       (15,082)      (15,636)
      Interest income ..............................................           140           223            333           342
      Other income (expense), net ..................................         1,190           (69)         1,242           177
                                                                        -----------   -----------    -----------   -----------
      Income (loss) from continuing operations before
              income taxes .........................................         4,858        (4,885)         1,897       (11,326)
Provision for income taxes .........................................        (2,760)       (3,053)        (4,540)       (5,891)
                                                                        -----------   -----------    -----------   -----------
      Income (loss) from continuing operations .....................         2,098        (7,938)        (2,643)      (17,217)
                                                                        -----------   -----------    -----------   -----------
Discontinued operations:
     Income from operations of discontinued operations .............           280             -            442             -
     Loss on sale of discontinued operations .......................        (8,648)            -         (8,648)            -
                                                                        -----------   -----------    -----------   -----------
     Loss from discontinued operations .............................        (8,368)            -         (8,206)            -
                                                                        -----------   -----------    -----------   -----------
         Net loss ..................................................        (6,270)       (7,938)       (10,849)      (17,217)
Dividends accrued on preferred stock ...............................        (1,319)       (5,130)        (2,668)       (9,916)
                                                                        -----------   -----------    -----------   -----------
         Net loss applicable to common shareholders ................    $   (7,589)   $  (13,068)    $  (13,517)   $  (27,133)
                                                                        ===========   ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           The Derby Cycle Corporation
       Unaudited Condensed Consolidated Statement of Shareholders' Deficit
                             (Dollars in thousands)

                                                                                        Additional                 Receivable
                                                                           Common         paid-In      Stock          from
                                                                            stock         capital     warrants    shareholders
                                                                         ------------   ----------  ------------  ------------
January 1, 2001 .....................................................    $         1    $   25,599  $         -   $    (3,212)
Comprehensive loss-
     Net loss .......................................................              -             -            -             -
     Translation adjustments ........................................              -             -            -             -
                                                                         -----------    ----------  -----------   -----------
Total comprehensive loss ............................................              -             -            -             -
                                                                         -----------    ----------  -----------   -----------
     Repurchase of Class A common stock .............................              -        (1,860)           -             -
     Repayment of secured promissory notes receivable from
          shareholders ..............................................              -             -            -         2,125
     Accrued dividend on preferred stock ............................              -             -            -             -
                                                                         -----------    ----------  -----------   -----------
July 1, 2001 ........................................................    $         1    $   23,739  $         -   $    (1,087)
                                                                         ===========    ==========  ===========   ===========

                                                                                                      Accumulated
                                                                                                         other
                                                                                      Accumulated    comprehensive
                                                                                        deficit         income           Total
                                                                                      -----------    -------------    ----------
January 1, 2001 ....................................................................  $ (166,635)    $    (15,185)    $(159,432)
Comprehensive loss-
     Net loss ......................................................................     (17,217)               -       (17,217)
     Translation adjustments .......................................................           -           (2,570)       (2,570)
                                                                                      ----------     ------------     ---------
Total comprehensive loss ...........................................................     (17,217)          (2,570)      (19,787)
                                                                                      ----------     ------------     ---------
     Repurchase of Class A common stock ............................................           -                -        (1,860)
     Repayment of secured promissory notes receivable from
          shareholders .............................................................           -                -         2,125
     Accrued dividend on preferred stock ...........................................      (9,916)               -        (9,916)
                                                                                      ----------     ------------     ---------
July 1, 2001 .......................................................................  $ (193,768)    $    (17,755)    $(188,870)
                                                                                      ==========     ============     =========

                           The Derby Cycle Corporation
            Unaudited Condensed Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                                                 Six months ended
                                                                                             -------------------------
                                                                                                Jul 2,        Jul 1,
                                                                                                 2000          2001
                                                                                             -----------   -----------
Cash flows from operating activities:
     Net loss ........................................................................       $  (10,849)   $  (17,217)
     Adjustments to reconcile net loss to net cash used by operating activities-
         Loss on sale of discontinued operations .....................................            8,648             -
         Depreciation ................................................................            4,042         3,643
         Premium on repurchase of stock ..............................................                -            48
         Amortization of intangibles, goodwill and investment grants .................              126           118
         Issue of Class C warrants classified as interest cost .......................              400             -
         Amortization of deferred financing costs ....................................              948         1,597
         Change in fair value of other currency instruments ..........................             (143)         (198)
         Net periodic pension income .................................................           (2,655)       (3,223)
         Contributions made to pension plans .........................................              (43)          (43)
         Impairment of property, plant and equipment .................................                -           621
         Loss (gain) on disposition of property, plant and equipment .................              580          (517)
     Net changes in operating assets and liabilities, net of acquisitions-
         (Increase) decrease in receivables ..........................................          (20,830)       (2,384)
         (Increase) decrease in inventories ..........................................           (2,887)       10,562
         (Increase) decrease in other current assets .................................           (1,242)         (733)
         Increase (decrease) in accounts payable .....................................            4,763       (10,674)
         Increase (decrease) in accrued liabilities ..................................            9,899           571
         Increase (decrease) in income taxes payable .................................            2,232         5,532
         Increase (decrease) in other current liabilities ............................            2,341         9,913
         Increase (decrease) in deferred income taxes ................................              997           186
         Increase (decrease) in other liabilities ....................................           (1,874)         (203)
                                                                                            -----------   -----------
               Net cash used by operating activities..................................      $    (5,547)  $    (2,401)
                                                                                            -----------   -----------
Cash flows from investing activities:
         Purchases of property, plant and equipment ..................................           (4,001)       (2,093)
         Proceeds from property, plant and equipment dispositions ....................                -           820
         Purchase of minority interest ...............................................           (1,043)            -
                                                                                            -----------   -----------
               Net cash used in investing activities .................................      $    (5,044)  $    (1,273)
                                                                                            -----------   -----------

                           The Derby Cycle Corporation
      Unaudited Condensed Consolidated Statements of Cash Flows (continued)
                             (Dollars in thousands)


                                                                               Six months ended
                                                                             ---------------------
                                                                               Jul 2,       Jul 1,
                                                                                2000         2001
                                                                             --------    ---------
Cash flows from financing activities:
         Proceeds from stock issue.......................................    $    750    $      -
         Secured promissory notes receivable from shareholders...........        (637)          -
         Class A and Class C common stock repurchased from management....           -        (248)
         Short term borrowings, net......................................     (14,107)    (13,367)
         Deferred financing costs........................................           -        (100)
         Consideration payable to minority interest......................       1,043           -
                                                                             --------    --------
               Net cash provided by financing activities.................     (12,951)    (13,715)
                                                                             --------    --------
Effect of exchange rate changes on cash and cash equivalents.............         825       5,391
                                                                             --------    --------
Net increase (decrease) in cash and cash equivalents.....................     (22,717)    (11,998)
Cash and cash equivalents, beginning of period...........................      28,938      19,573
                                                                             --------    --------
Cash and cash equivalents, end of period.................................    $  6,221    $  7,575
                                                                             ========    ========

Supplemental cash flow information:
         Interest paid...................................................    $ 11,311    $  3,784
         Income taxes paid...............................................    $  3,209    $  2,593
         Income taxes received...........................................    $  1,719    $  2,420
                                                                             ========    ========



   The accompanying notes are an integral part of these financial statements.

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

1.  Nature of the Business and Basis of Presentation:

The condensed consolidated financial statements for the quarters and six months ended July 2, 2000 and July 1, 2001 together with the balance sheet as of July 1, 2001 included herein have not been audited by independent public accountants: the Company's independent auditor was not engaged to and did not review the condensed consolidated financial statements included herein, as required by Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. In the opinion of The Derby Cycle Corporation (the "Company"), all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 1, 2001 and the results of operations and the cash flows for the periods presented herein have been made. The results of operations for the quarter and six months ended July 1, 2001 are not indicative of the operating results for the full fiscal year due to the seasonal nature of the business and the disposal of Koninklijke Gazelle B.V. ("Gazelle").

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made are adequate to make the information not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

On August 20, 2001, the Company filed a voluntary petition for relief under Chapter 11 (the "Chapter 11 Filing") of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company is operating as debtor-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee has been appointed in the Chapter 11 case. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 Filing for the purpose of identifying all prepetition claims against the Company. Only the Company has filed for relief under Chapter 11 of the Code. None of the Company's subsidiaries have filed, and they continue to operate in the ordinary course of business.

Substantially all of the Company's liabilities as of August 20, 2001 ("prepetition liabilities") are subject to settlement under a plan of reorganization. Generally, legal actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession. The Company can only pay prepetition obligations with the approval of the Bankruptcy Court. The Bankruptcy Court has approved payment of most prepetition liabilities to trade suppliers. The Bankruptcy Court also has approved payment of prepetition employee wages and benefits. Schedules will be filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either mutually resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization. There can be no assurance that any reorganization plan that is effected will be successful.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to the review of the Bankruptcy Court. Parties affected by any such rejections may file prepetition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, any prepetition liabilities which arose on or before July 1, 2001 are generally carried at par value in the accompanying balance sheet as at July 1, 2001. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. The net expense resulting from the Chapter 11 Filing by the Company will be segregated and reported as reorganization costs in the condensed consolidated statements of operations for the quarter ending September 30, 2001, and accordingly have not been included in these financial statements.

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

These condensed consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplate the realization of assets and the payment of liabilities in the ordinary course of business. The conditions leading to the Chapter 11 Filing raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Nevertheless, the Company considers it appropriate to prepare the accompanying condensed consolidated financial statements on the going concern basis of accounting.

On May 14, 1998, the Company issued $100,000,000 of 10% Senior Notes due 2008, and DM110,000,000 of 9.38% Senior Notes due 2008 (collectively, the "Senior Notes"). As co-issuers, Lyon Investments B.V. ("Lyon") and the Company (collectively, the "Issuers") are jointly and severally liable with respect to the Senior Notes, which mature in 2008. The Senior Notes are governed by indentures (as amended, the "Senior Note Indentures").

On July 19, 2001, Derby Nederland B.V., an indirect subsidiary of the Company, sold all of the issued and outstanding shares of its subsidiary, Gazelle, to Gazelle Holding B.V., a company controlled by Gilde Investment Management B.V. and located in The Netherlands (the "Gazelle Sale"). The purchase price was
(euro)142,500,000 ($125,400,000 at the July 19, 2001 exchange rate) in cash, less (euro)11,970,000 ($10,534,000 at the July 19, 2001 exchange rate) of debt and taxes outstanding of Gazelle as of, June 1, 2001, and subject to certain adjustments based on Gazelle's balance sheet as of June 1, 2001.
(euro)10,000,000 ($8,800,000 at the July 19, 2001 exchange rate) of the purchase price was placed in escrow, to be released to the Company upon the determination of certain contingencies. The Company estimates that the book gain on disposal of Gazelle will be approximately $66,000,000, net of tax, although only $2,500,000 of the proceeds has been retained by the Issuers (see below for utilization of proceeds). Gazelle constituted a substantial portion of the consolidated assets and operating profits of the Company.

All results include Gazelle, as it is not classified as a separate segment which would be shown as a discontinued operation within the meaning given in Opinion No. 30 of the Accounting Principles Board.

On July 19, 2001, the Company and Lyon, pursuant to the terms of the Senior Note Indentures, used portions of the proceeds of the Gazelle Sale to repay or collateralize all the outstanding amounts under the Company's Revolving Credit Facility, which was terminated as a result of such repayment. Additionally, pursuant to the Senior Note Indentures, the Issuers have retained the equivalent of $2,500,000 for working capital and other corporate purposes. Expenses of the Gazelle Sale, amounting to the equivalent of $4,041,000, were paid. The remaining net Gazelle Sale proceeds of $21,903,000 were delivered to the trustees under the Senior Note Indentures on July 19, 2001. The trustees applied $7,445,000 of the net Gazelle Sale proceeds to make the interest payments on the Senior Notes that the Issuers had failed to make when due on May 15, 2001. Since completion of the Gazelle Sale, $3,638,000 of the proceeds used to collateralize outstanding amounts under the Company's Revolving Credit Facility have been released and $4,071,000 due from Gazelle to Derby Nederland B.V. has been paid to the trustees under the Senior Note Indentures.

The Company operates via a number of operating companies worldwide that predominantly operate as stand-alone entities. Each of the companies manufactures, assembles and/or distributes bicycles and parts and accessories. These operating companies have significant operations in The Netherlands ("Gazelle"), see Gazelle Sale above, the U.K. ("Raleigh U.K."), Canada ("Raleigh Canada"), Germany ("Derby Germany"), South Africa ("Probike") and the U.S.A. (the "Derby U.S.A." division of the Company). The Company owns many of the most recognized brands in the bicycle industry, including leading global brands such as Raleigh, Diamond Back and Univega, and leading national brands such as Gazelle in The Netherlands and Kalkhoff, Musing, Winora and Staiger in Germany. The bicycle component and other engineering component manufacturing business, trading as Sturmey Archer, was disposed of on June 30, 2000 (See note 9). The operating results of Sturmey Archer for 2000 have been excluded from operating income and included as income from discontinued operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

on an annual basis and whenever indicators of impairment arise. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company will record a cumulative effect adjustment to eliminate the previously recognized liability relating to the excess of assets acquired over cost of acquisitions (carrying value of $11,618,000 as of July 1, 2001) as well as any required impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. Had the Company adopted SFAS No. 142 at January 1, 2000 the Company would not have recorded amortization on the excess of assets acquired over cost of acquisitions of $238,000 or $255,000 on the amortization of intangibles for the year ended December 31, 2000. The Company has not determined the impact that SFAS No. 142 will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

2.  Restructuring charge:

On February 13, 2001 the Company decided to cease manufacturing bicycles at its U.S.A. plant in Kent, Washington in April 2001. In future all bicycles for sale in the U.S.A. will be imported. Closure costs of $1,417,000 include $728,000 in respect of the compulsory terminations of 108 employees, all of whom had left by July 1, 2001. $236,000 of termination benefits remained to be paid at July 1, 2001.

On February 13, 2001 the Company decided to close its U.S. internet operation, Bikeshop.com, with effect from March 2001. Closure costs of $499,000 include $65,000 for the compulsory termination of 8 employees, all of whom had left by July 1, 2001.

3.  Non-recurring items:

In December 2000 the Company resolved to close the corporate headquarters in Stamford, Connecticut and transfer all control and administrative activities to Nottingham, U.K 4 employees were terminated involuntarily in 2000 and $1,107,000 of accrued termination benefits was paid during the first six months. The remaining 4 corporate headquarters employees based in Stamford, Connecticut have been terminated since the year-end. Costs of $3,012,000 were incurred during the first six months for financial advisory services and related professional fees as the Company reviewed its business and explored alternatives available in order to repay the outstanding amount under the Revolving Credit Facility.

4.  Impairment of long-lived assets:

The manufacturing equipment at the Company's U.S.A. plant in Kent, Washington was written down by $621,000 in the first quarter, to its estimated recoverable amount, in recognition of the cessation of manufacturing in April 2001 (see note
2).

5.  Derivative Financial Instruments:

Adoption of SFAS 133
The Company elected to adopt SFAS 133 as of October 1, 1998.

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

For the six months ended July 2, 2000 and July 1, 2001 the Company had no derivatives designated as hedges. Income and expense related to the fair value accounting of the Company's derivative instruments are included in the statement of operations as follows (in thousands):

                                                                    Quarter ended             Six months ended
                                                              ------------------------   -------------------------
                                                              Jul 2, 2000  Jul 1, 2001   Jul 2, 2000   Jul 1, 2001
                                                                unaudited    unaudited     unaudited     unaudited
                                                              -----------  -----------   -----------   -----------
Changes in fair value of unexpired forward foreign exchange
   contracts ..............................................   $       912  $       (99)  $      813    $       (21)
Changes in fair value of the unexpired currency option and
   unexpired interest rate cap ............................   $       912  $       (99)  $      813    $       (21)
Realized on maturity of part of currency option ...........           211          352          211            352
                                                              -----------  ------------  ------------  -----------
   Total other income (expense) ...........................   $     1,190  $       (69)  $    1,167    $       177
                                                              ===========  ============  ============  ===========

The change in fair value of unexpired forward foreign exchange contracts includes $75,000 relating to Sturmey Archer for the six months ended July 2, 2000, which is included in Loss from discontinued operations in the Statement of Operations.

6.  Short Term Borrowings:

Short term borrowings consist of the following (in thousands):

                                                  Dec 31,        Jul 1,
                                                     2000          2001
                                                              unaudited
                                               ----------    ----------
Short term bank borrowings ..................  $   70,807    $   61,069
Bank overdraft ..............................       5,844         2,220
                                               ----------    ----------
    Total short term borrowings .............  $   76,651    $   63,289
                                               ==========    ==========

As at December 31, 2000 and July 1, 2001, the Company was in breach of the financial covenants under the agreement which provided for the Revolving Credit Facility to be made available to the Company's operating and finance subsidiaries (as amended, the "Revolving Credit Agreement"). All amounts outstanding under the Revolving Credit Facility were repaid in full on July 19, 2001 and the facility was terminated.

7.  Long Term Debt:

On May 14, 1998, the Company issued $100,000,000 of 10% Senior Notes due 2008, and DM110,000,000 of 9.38% Senior Notes due 2008. The Issuers are jointly and severally liable with respect to the Senior Notes, which mature in 2008. The Senior Notes are governed by the Senior Note Indentures. Interest on the Senior Notes is payable semi-annually on May 15 and November 15. The interest payment of $7,445,000 due for payment on May 15, 2001 was not paid within the 30-day grace period under the terms of the Senior Note Indentures, but was paid together with defaulted interest on July 20, 2001. As the Company is no longer in default under the Senior Note Indentures, the Senior Notes continue to be classified as long term debt.

On February 4, 1999, the Company issued a $20,000,000 19% subordinated note to Vencap Holdings (1992) Pte Limited, a Singapore corporation affiliated with GIC Special Investments Pte Limited (the "Subordinated Note"). The Subordinated Note is subordinated and junior in right of payment and enforcement to the prior payment of the amounts due under the Company's Revolving Credit Facility and the Senior Notes. Interest on the Subordinated Note is compounded daily, with an annual effective yield of 20.9%. The Subordinated Note together with accrued interest thereon matures on February 3, 2009. The Subordinated Note is issued under an agreement which cross-defaults upon certain events of default under the Revolving Credit Agreement or the Senior Note Indentures.

As of December 31, 2000 and July 1, 2001, long term debt consists of the following (in thousands):

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

                                                       Dec 31,        Jul 1,
                                                         2000           2001
                                                                   unaudited
                                                    ---------     ----------
10% $100,000,000 Senior Notes ....................  $ 100,000     $ 100,000
9.38% DM110,000,000 Senior Notes .................     52,884        48,035
19% $20,000,000 Subordinated Note ................     20,000        20,000
                                                    ---------     ----------
Total long-term debt .............................  $ 172,884     $ 168,035
                                                    =========     ==========

The Senior Note Indentures required the Issuers, after making the payments and retaining the funds as described in Note 1 above, to use any remaining proceeds of the Gazelle Sale (including certain amounts that were to be received post-closing) to make offers to repurchase a portion of the Senior Notes. On July 30, 2001 the Issuers made offers to purchase (the "Offers") for cash up to $14,058,000 principal amount of the outstanding Senior Notes at par value plus accrued interest thereon. On September 7, 2001 the Issuers amended the Offers to increase the maximum principal amount of outstanding Senior Notes they are offering to purchase to $21,404,000, as a result of the proceeds received from the Gazelle Sale since completion. To the extent that the Issuers receive further additional proceeds from the Gazelle Sale, they may amend the Offers to further increase the principal amount of Senior Notes they will offer to purchase, or make additional offers to purchase Senior Notes using such further proceeds.

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

Product liability
Because of the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. The plaintiffs in these lawsuits generally seek damages, sometimes in amounts that may be material, for personal injuries allegedly sustained as a result of alleged defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim), and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The successful assertion or settlement of an uninsured claim, the settlement of a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that insurance will remain available or, if available, will not be prohibitively expensive. The self-insured retention under the Company's insurance policies is currently $125,000 per claim for domestic claims and $1,000 for foreign claims; however, prior to 1993, the self-insured retention for domestic claims was $1,000,000 per claim. Not all claims arising during the period in which the Company's self-insured retention for domestic claims was $1,000,000 have been resolved and it is possible that additional claims may be filed. The aggregate amount of liability under existing and potential claims, so far as they are not covered by insurance, could exceed the reserves of $184,000 established by the Company as at July 1, 2001 for product liability claims.

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

Common stock and preferred stock
During the six months ended July 1, 2001 the Company repurchased and cancelled 1,860 Class A and 465 Class C common shares issued under the management stock plan. Of the total number of 2,325 shares repurchased, 200 shares were repurchased for cash at a price of $248,000 and loans receivable from shareholders of $2,125,000 were cancelled in consideration for the repurchase of 2,125 shares.

The terms of the Class C common stock include mandatory redemption and therefore this stock is classified in the balance sheet with preferred stock, rather than with shareholders' equity.

Following the repurchase of management held shares as listed above, the stock in the Company (at issue price plus accrued preferred stock dividends) was held by the following shareholders and their affiliates as of July 1, 2001 (in thousands):

                                                                                       Directors
                                                                                             and
                                      Thayer        Perseus      DICSA      Quantum   management       Total
                                    ----------    ----------  ----------  ----------  ----------    ----------
Preferred stock
  Series A, 25,000 shares ......... $   37,500    $        -  $        -  $        -  $        -    $   37,500
  Accrued dividend $200 per
    share pa ......................     19,601             -           -           -           -        19,601
  Series B, 3,000 shares ..........          -             -       3,000           -           -         3,000
  Accrued dividend 9.75% pa .......          -             -       1,023           -           -         1,023
  Series D, 12,000 shares .........      2,250         2,250           -       7,500           -        12,000
  Accrued dividend 30.0% pa .......        416           416           -       1,383           -         2,215
   Series D-1, 7,410 shares .......      3,705         3,705           -           -           -         7,410
  Accrued dividend 19.0% pa .......        429           429           -           -           -           858
  Class C common, 23,060 shares ...     18,950         3,800           -           -         310        23,060
  Accrued dividend 20.0% pa .......     11,012         2,208           -           -         190        13,410
  Class C common, 2,500 warrants ..        200           200           -           -           -           400
                                    ----------    ----------  ----------  ----------  ----------    ----------
                                    $   94,063    $   13,008  $    4,023  $    8,883  $      500    $  120,477
                                    ==========    ==========  ==========  ==========  ==========    ==========
Stock rights
  Class A common, 8,300 shares ....          -             -       8,300           -           -         8,300
  Class B common, 15,000 shares....          -             -      15,000           -           -        15,000
                                    ----------    ----------  ----------  ----------  ----------    ----------
                                    $        -    $        -  $   23,300  $        -  $        -    $   23,300
                                    ==========    ==========  ==========  ==========  ==========    ==========
Paid-in capital
  Class A common, 23,820 shares ... $   12,500    $   10,000  $        -  $        -  $    1,240    $   23,740
                                    ==========    ==========  ==========  ==========  ==========    ==========
Stock warrants
  Class A common, 9,000 shares .... $        -    $        -  $        -  $        -  $        -    $        -
                                    ==========    ==========  ==========  ==========  ==========    ==========
Retained equity
  Class A common, 21,700 shares ... $        -    $        -  $   21,700  $        -  $        -    $   21,700
                                    ==========    ==========  ==========  ==========  ==========    ==========

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

9.     Discontinued Operations:

On June 6, 2000 the Company determined to dispose of the bicycle component and other engineering component manufacturing segment of its business, Sturmey Archer. The sale of the U.K. net trading assets and certain overseas subsidiaries to Lenark Limited, on a going concern basis, was completed on June 30, 2000.

The Statement of Operations for the discontinued segment for the quarter and six months ended July 2, 2000 was as follows (in thousands):

                                                                        Quarter ended        Six months ended
                                                                   ----------------------  ---------------------
                                                                      Jul 2,       Jul 1,     Jul 2,      Jul 1,
                                                                       2000         2001       2000        2001
                                                                   ---------    ---------  ---------   ---------
Net external revenues .........................................
Cost of goods sold ............................................    $   4,066    $       -  $   8,616   $       -
                                                                      (3,338)           -     (7,153)          -
        Gross profit ..........................................    ---------    ---------  ---------   ---------
Selling, general, and administrative expenses .................          728            -      1,463           -
                                                                        (440)           -       (905)          -
        Operating income ......................................    ---------    ---------  ---------   ---------
        Interest income .......................................          288            -        558           -
        Other income (expense) net ............................          105            -        149           -
        Loss on dispositions of property, plant and equipment..            -            -        (75)          -
                                                                         (11)           -        (11)          -
          Income before income taxes ..........................    ---------    ---------  ---------   ---------
Provision for income taxes ....................................          382            -        621           -
                                                                        (102)           -       (179)          -
          Net income applicable to common shareholders ........    ---------    ---------  ---------   ---------
                                                                   $     280    $       -  $     442   $       -
                                                                   =========    =========  =========   =========


There was no tax impact from the disposal of Sturmey Archer.

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

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

A summary of net revenues and operating income categorized by business segment is as follows (in thousands):

                                                               Quarter ended           Six months ended
                                                          ----------------------    ----------------------
                                                            Jul 2,       Jul 1,       Jul 1,       Jul 1,
                                                             2000         2000         2000        2000
                                                          unaudited    unaudited    unaudited    unaudited
                                                          ---------    ---------    ---------    ---------
Net revenues:
     Raleigh U.K ......................................   $  17,684    $  15,067    $  31,128    $  27,193
     Gazelle ..........................................      42,571       41,459       80,898       86,106
     Derby Germany ....................................      61,057       36,881      109,928       81,888
     Derby U.S.A ......................................      32,211       23,275       58,092       42,796
     Raleigh Canada ...................................       8,087        5,563       20,627       14,763
     Probike ..........................................       3,638        2,732        7,554        5,855
     HQ, treasury, sourcing and elimination of group
          transactions ................................       1,541          979        3,141        2,207
                                                          ---------    ---------    ---------    ---------
          Total net revenues ..........................   $ 166,789    $ 125,956    $ 311,368    $ 260,808
                                                          =========    =========    =========    =========
Operating income:
     Raleigh U.K ......................................   $     651    $  (1,620)   $    (212)   $  (4,113)
     Gazelle ..........................................       7,350        6,752       12,726       13,888
     Derby Germany ....................................       4,614          253        8,015        4,098
     Derby U.S.A ......................................        (808)        (573)      (2,514)      (2,937)
     Raleigh Canada ...................................         920          139        2,201          746
     Probike ..........................................         125         (141)         457         (101)
     HQ, treasury, sourcing and elimination of group
          transactions ................................      (1,893)        (357)      (4,527)      (2,681)
                                                          ---------    ---------    ---------    ---------
          Underlying operating income .................      10,959        4,453       16,146        8,900
     Restructuring charge .............................        (112)        (259)        (112)      (1,916)
     Non-recurring items ..............................         (61)      (2,057)         (61)      (3,089)
     Impairment of property, plant and equipment ......          --           --           --         (621)
     Gain (loss) on dispositions of property, plant and
          equipment ...................................         (11)         512         (569)         517
                                                          ---------    ---------    ---------    ---------
          Total operating income ......................   $  10,775    $   2,649    $  15,404    $   3,791
                                                          =========    =========    =========    =========

11.  Lyon Investments B.V.:

Lyon, a Dutch company, is a wholly owned subsidiary of the Company which is a co-issuer of the Senior Notes. As co-issuers, Lyon and the Company are jointly and severally liable with respect to the Senior Notes. Lyon received $20,250,000 plus DM110,000,000 of the issue proceeds of the Senior Notes, which are included as liabilities in Lyon's balance sheet. The Company received $79,750,000 of the issue proceeds, which are shown as liabilities in the Company's unconsolidated balance sheet. As co-issuer, Lyon has a contingent liability for the $79,750,000 of proceeds due by the Company should the Company default in servicing those Senior Notes.

12.  Subsequent events:

On July 19, 2001, Derby Nederland B.V., an indirect subsidiary of the Company, sold all of the issued and outstanding shares of its subsidiary Gazelle, to Gazelle Holding B.V., a company controlled by Gilde Investment Management B.V. and located in The Netherlands. The purchase price was (euro)142,500,000 ($125,400,000 at the July 19, 2001 exchange rate) in cash, less (euro)11,970,000 ($10,534,000 at the July 19, 2001 exchange rate) of debt and taxes outstanding of Gazelle as of, June 1, 2001, and subject to certain adjustments based on Gazelle's balance sheet as of June 1, 2001. (euro)10,000,000 ($8,800,000 at the July 19, 2001 exchange rate) of the purchase price was placed in escrow, to be released to the Company upon

                          The Derby Cycle Corporation

              Notes to Condensed Consolidated Financial Statements

the determination of certain contingencies. The Company estimates that the book gain on disposal of Gazelle will be approximately $66,000,000, net of tax, although only $2,500,000 of the proceeds has been retained by the Issuers (see below for utilization of proceeds). Gazelle constituted a substantial portion of the consolidated assets and operating profits of the Company.

On July 19, 2001, the Company and Lyon , pursuant to the terms of the Senior
Note Indentures, used portions of the proceeds of the Gazelle Sale to repay or collateralize all the outstanding amounts under the Company's Revolving Credit Facility, which was terminated as a result of such repayment. Additionally, pursuant to the Senior Note Indentures, the Issuers have retained the equivalent of $2,500,000 for working capital and other corporate purposes. Expenses of the Gazelle Sale, amounting to the equivalent of $4,041,000, were paid. The remaining net Gazelle Sale proceeds of $21,903,000 were delivered to the trustees under the Senior Note Indentures on July 19, 2001. The trustees applied $7,445,000 of the net Gazelle Sale proceeds to make the interest payments on the Senior Notes that the Issuers had failed to make when due on May 15, 2001. Since completion of the Gazelle Sale, $3,638,000 of the proceeds used to collateralize outstanding amounts under the Company's Revolving Credit Facility have been released and $4,071,000 due from Gazelle to Derby Nederland B.V. has been paid to the trustees under the Senior Note Indentures.

Indentures required the Issuers, after making the payments and retaining the funds as described above, to use any remaining proceeds of the Gazelle Sale (including certain amounts that were to be received post-closing) to make offers to repurchase a portion of the Senior Notes. On July 30, 2001 the Issuers made offers to purchase for cash up to $14,058,000 principal amount of the outstanding Senior Notes at par value plus accrued interest thereon. On September 7, 2001, the Issuers amended the Offers to increase the maximum principal amount of outstanding Senior Notes they are offering to purchase to $21,404,000, as a result of the proceeds received from the Gazelle Sale since completion. The deadline for tendering Senior Notes in the Offers has also been extended to September 24, 2001, and the scheduled payment date is now September 27, 2001. To the extent that the Issuers receive more of the proceeds from the Gazelle Sale, they may amend the Offers to further increase the principal amount of Senior Notes they will offer to purchase, or make additional offers to purchase Senior Notes using such further proceeds.

On August 20, 2001 the Company filed a motion in the Bankruptcy Court seeking authorization to consummate an asset purchase agreement between the Company and Cycle Bid Co., a corporation controlled by Alan Finden-Crofts and other executives of the Company. The asset purchase agreement provides for the sale of substantially all of the operations and assets of the Company (the "MBO") for approximately $43,000,000. Under the terms of the MBO, certain liabilities of the Company including trade accounts payable aggregating approximately $23,000,000 will be assumed by Cycle Bid Co., and approximately $20,000,000 will be paid in cash. The obligations assumed exclude the Senior Notes, the Subordinated Note and certain other excluded liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On August 20, 2001, The Derby Cycle Corporation (the "Company") filed a voluntary petition for relief under Chapter 11 (the "Chapter 11 Filing") of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company is operating as debtor-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee may be appointed in the Chapter 11 case, but at this point such a committee has not been formed. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 Filing for the purpose of identifying all prepetition claims against the Company. Only the Company has filed for relief under Chapter 11 of the Code. None of the Company's subsidiaries have filed, and they continue to operate in the ordinary course of business.

Substantially all of the Company's liabilities as of August 20, 2001 ("prepetition liabilities") are subject to settlement under a plan of reorganization. Generally, legal actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession. The Company can only pay prepetition obligations with the approval of the Bankruptcy Court. The Bankruptcy Court has approved payment of most prepetition liabilities to trade suppliers. The Bankruptcy Court also has approved payment of prepetition employee wages and benefits. Schedules will be filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either mutually resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization. There can be no assurance that any reorganization plan that is effected will be successful.

Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to the review of the Bankruptcy Court. Parties affected by any such rejections may file prepetition claims with the Bankruptcy Court in accordance with bankruptcy procedures. At this time, because of material uncertainties, any prepetition liabilities which arose on or before July 1, 2001 are generally carried at par value in the accompanying balance sheet as at July 1, 2001. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items. The net expense resulting from the Chapter 11 Filing by the Company will be segregated and reported as reorganization costs in the condensed consolidated statements of operations for the quarter ending September 30, 2001, and accordingly have not been included in the accompanying financial statements.

The accompanying condensed consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplate the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 Filing, such realization of assets and liquidation of liabilities is subject to uncertainty. The Company's independent auditor was not engaged to and did not review the condensed consolidated financial statements included herein, as required by Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934.

The Company is a designer, manufacturer and marketer of bicycles. Competing primarily in the medium- to premium-priced market, the Company owns or licenses many of the most recognized brand names in the bicycle industry, including global brands such as Raleigh, Diamond Back and Univega, and regional brands such as Kalkhoff, Musing, Winora and Staiger in Germany.

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

The Company's operations are concentrated in the U.K. ("Raleigh U.K."), The Netherlands ("Gazelle"), Germany ("Derby Germany"), the U.S.A. (the "Derby U.S.A." division of the Company), Canada ("Raleigh Canada"), and South Africa ("Probike"), with manufacturing operations in all countries other than the U.S.A. and South Africa, each led by local management. The Company maintains marketing or purchasing operations in five additional countries.

Each local operation manages national distribution channels, dealer service and working capital and benefits from shared product design and manufacturing technologies as well as from economies of scale generated by the Company's aggregate purchasing power.

The poor financial results of the Company in 2000 caused a breach of the financial covenants under the Revolving Credit Facility and the Company applied part of the proceeds of the Gazelle Sale (see Note 1) on July 19, 2001 to repay this facility in full and thereby terminate it (see "Liquidity and Capital Resources - Revolving Credit Facility").

The Company was unable to pay the May 15, 2001 interest payment due on the Company's $100,000,000 of 10% Senior Notes due 2008, and DM110,000,000 of 9.38%
Senior Notes due 2008 (collectively, the "Senior Notes") until July 19, 2001, which was after the end of the 30-day grace period for payment. As a result, the Company was in default of the indentures which govern the Senior Notes (as amended, the "Senior Note Indentures"), which default was cured by a subsequent interest payment on July 19, 2001 (see Disposition of Assets, below).

During the first six months of 2001 the Company took certain steps to improve future prospects. Manufacturing of bicycles at Derby U.S.A. ceased in the first week of April, and products will now be imported. The Stamford, Connecticut office and Bikeshop.com have been closed down, and both the employees and certain consultancy arrangements were terminated. Experienced senior management were appointed at corporate level and in the U.S.A. to (i) stabilize the business, (ii) cut back on unnecessary corporate overhead, and (iii) manage cash flow through the Company's February/March/April 2001 peak season. On June 30, 2000 the Company sold the business and assets of Sturmey Archer which was engaged in the manufacture of bicycle components and other engineering components.

On July 19, 2001 the Company sold its investment in Koninklijke Gazelle B.V. ("Gazelle") which operates the Gazelle bicycle business in The Netherlands.

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

Results of Operations

The Company manages its business in six major operating units as shown in the following tables. In addition "HQ, treasury, sourcing and elimination of group transactions" comprises the Chinese and Taiwanese sourcing operations (Derby Trading Co.), the recently closed internet operation (Bikeshop.com), the headquarters, treasury operations and consolidation adjustments. Certain small European distribution and non-operating companies are now included in the operating units where management responsibility lies, and the comparative figures for 2000 have been re-allocated accordingly. All comparisons in the following discussion and analysis are against the quarter and six months ended July 2, 2000, unless otherwise stated. The results for 2000 of Sturmey Archer, which was sold on June 30, 2000, have been excluded from the calculation of operating income, but included in the balance sheets, statements of cash flows and as income from discontinued operations in the statement of operations. All results include Gazelle, although it was sold on July 19, 2001, as it is not classified as a separate segment which would be shown as a discontinued operation within the meaning given in Opinion No. 30 of the Accounting Principles Board.

Units sold:                                      Quarter ended  Six months ended
                                                --------------- ----------------
Thousands of bicycles                            Jul 2,  Jul 1,   Jul 2,  Jul 1,
                                                  2000    2001     2000    2001
                                                ------- ------- -------  -------
Raleigh U.K. ................................      99      80      166     151
Gazelle .....................................     126     115      238     239
Derby Germany ...............................     259     129      477     316
Derby U.S.A. ................................     128      95      225     167
Raleigh Canada ..............................      93      70      237     182
Probike .....................................      41      29       85      60
HQ, treasury, sourcing and elimination of
     group transactions .....................      (4)      5      (20)    (13)
                                                -----   -----    -----   -----
     Total units sold .......................     742     523    1,408   1,102
                                                =====   =====    =====   =====

Units sold. Management believes that particularly bad weather in the first quarter of 2001, weakening economies in several of its markets and the effect of this on consumer confidence led to lower unit sales. Units sold decreased by 219 thousand units (30%) and 306 thousand units (22%) for the quarter and six months ended July 1, 2001, as compared with the quarter and six months ended July 2, 2000.

Sales in the U.K. in the first quarter of 2001 included 25 thousand units of obsolete models with low promotional prices to generate cash, compared with 12 thousand such units sold in the first quarter of 2000.

Derby Germany reduced its participation in the lowest margin segments of the private label and contract manufacturing areas of the market, in order to increase overall margin to a more acceptable level. In addition, the market fell by 22% in the second quarter compared with year ago and a dominant German retail buying group has switched more of its products from domestic German sources to foreign sources, which adversely affected sales to I.B.D.s by Derby Germany, as well as other German manufacturers.

In the U.S.A., sales fell by 25% for both the quarter and the six month period, as the market fell, with the key segments for Raleigh (M.T.B.) and Diamond Back (B.M.X.) down 19% and 9% respectively, for the quarter, and down 22% and 11% respectively, for the six months ended July 1, 2001. In addition, competitors carrying over high inventory levels from December 2000 launched aggressive close out programs during the season, resulting in further volume loss at Derby U.S.A..

Business from mass merchandisers for private label products in Canada gained in 2000 was lost in 2001 to lower priced offers from competitors, both local manufacturers and importers, taking 18 thousand units out of the sales program for the first quarter. In addition, the market is exceptionally soft in both I.B.D. and mass merchandiser channels, with promotional pricing needed to stimulate sales.

The weakening of the South African consumer durable market seen in the last quarter of 2000, continued in 2001 as limited discretionary spending has been diverted into other areas. Management believes that this has in part caused a reduction in sales from 85 thousand units in the first half of 2000, to 60 thousand units in the six months ended July 1, 2001, which is very close to 1999 levels.

Net revenues:                                    Quarter ended  Six months ended
                                                --------------- ----------------
                                                 Jul 2,  Jul 1,   Jul 2,  Jul 1,
$ millions                                        2000    2001     2000    2001
                                                ------- ------- -------- -------
Raleigh U.K. ................................   $  17.7 $  15.1 $  31.1  $  27.2
Gazelle .....................................      42.6    41.5    80.9     86.1
Derby Germany ...............................      61.1    36.9   109.9     81.9
Derby U.S.A. ................................      32.2    23.3    58.1     42.8
Raleigh Canada ..............................       8.1     5.6    20.6     14.8
Probike                                             3.6     2.7     7.6      5.9
HQ, treasury, sourcing and elimination of
     group transactions .....................       1.5     0.9     3.2      2.1
                                                ------- ------- -------  -------
     Total net revenues .....................   $ 166.8 $ 126.0 $ 311.4  $ 260.8
                                                ======= ======= =======  =======

Net revenues for the quarter and six months ended July 1, 2001 compared with year ago at comparable foreign exchange rates decreased by $33.4 million (20%) and $35.0 million (11%). The relative weakness of the Euro in 2001, together with, to a lesser extent, Pound Sterling, the Canadian Dollar and the South African Rand, reduced the consolidated net revenues by $7.4 million and $15.6 million for the quarter and six months ended July 1, 2001 upon translation of net revenues into U.S. Dollars at the actual rates applicable to each year. While the lost bicycle sales volume reduced sales revenues by $49.0 million and $60.4 million for the quarter and six months ended July 1, 2001, this was partly recovered through higher sales prices, which contributed $17.5 million and $28.5 million to net revenues for the quarter and six month periods. The higher price was driven by the success of upscale models at Gazelle, price increases and a withdrawal from the lower priced segments of the market in Germany, the partial recovery of adverse exchange rates in South Africa and by an increase in models sold with suspension.

Sales of parts and accessories remained stable in all markets apart from the U.S.A Parts and accessories revenues fell by $1.2 million and $2.4 million for the quarter and six month periods at Derby U.S.A. due to weak market conditions. Sales in the Diamond Back fitness business of Derby U.S.A. fell back in the second quarter and ended $0.1 million below year ago for the six month period.

Net revenues for the quarter and six months ended July 2, 2000 have been adjusted to include $1.4 million and $2.4 million of revenue from charging for shipping costs previously treated as an expense recovery.

Gross profit. Gross profit for the quarter and six months ended July 1, 2001 decreased by $10.0 million and $12.4 million in-line with the decrease in revenues. Gross margins for the Company saw a small improvement on year ago, although this was a combination of stronger figures in The Netherlands and Germany as the impact of the weak Euro on component costs was recovered through price rises, and weaker figures in U.K., Canada and South Africa due to weak markets, intense price competition and, in the U.K., the disposal of excess inventories at substantially below cost.

Selling, general and administrative expenses:    Quarter ended  Six months ended
                                                 -------------- ----------------
                                                 Jul 2,  Jul 1,  Jul 2,  Jul 1,
$ millions                                        2000    2001    2000    2001
                                                 ------  ------  ------  ------
Operating companies ............................  $27.8  $26.7   $54.9   $52.8
Bikeshop.com ...................................    0.6      -     1.1     0.3
Headquarters ...................................    1.9    0.4     3.9     1.4
Corporate expenses .............................    0.4    1.3     0.8     2.5
Consulting fees ................................    0.7   (0.4)    1.0    (0.4)
                                                  -----  -----   -----   -----
     Total selling, general and administrative
          expenses as reported .................  $31.4  $28.0   $61.7   $56.6
                                                  =====  =====   =====   =====

Selling, general and administrative expenses. Selling, general and administrative expenses of the operating companies were reduced by $1.1 million and $2.1 million for the quarter and six months ended July 1, 2001 upon translation into U.S. Dollars at the actual rates applicable for each year, due to the relative weakness of European currencies in 2001. In the first quarter, expenses at Raleigh U.K. increased by $0.4 million as they included (i) the higher expenses of the new leased stand alone warehouse for the parts and accessories business, which the Company moved to in May 2000 from its former freehold premises adjoining the U.K. manufacturing site and (ii) higher sales promotional expenses. Bikeshop.com's expenses fell by $0.2 million in the first quarter following its closure then, with no expenses in the second quarter compared with $0.6 million in the second quarter of 2000. Headquarters' expenses for the quarter and six month periods fell by $0.9 million and $1.5 million following the closure of the Stamford office during the first quarter, and were further reduced by $0.5 million and $0.9 million of pension income arising on the Sturmey Archer pension plans for those periods. The Company remains the principal employer under these plans, which were not transferred upon the disposal of the Sturmey Archer business in June 2000. The pension income was included in the results of Sturmey Archer in the 2000 financial statements, which is included in the results from discontinued operations in the comparative figures in the attached statement of operations. Corporate expenses for the quarter and six month periods rose by $1.0 million and $1.8 million, in the main due to legal and accounting monitoring costs reimbursed to the lenders under the Revolving Credit Facility and related expenses. The consulting arrangements have been terminated, and no fees were incurred in 2001. Discounts were obtained on the payment of fees incurred in 2000, resulting in credits in the second quarter of $0.1 million for headquarters' expenses, $0.1 million for corporate expenses and $0.4 million for consulting expenses.

Operating income:                                                      Quarter ended             Six months ended
                                                                 --------------------------  --------------------------
$ millions                                                             Jul 2,        Jul 1,       Jul 2,       Jul 1,
                                                                        2000           2001         2000         2001
                                                                 ------------  ------------  ------------  ------------
Raleigh U.K. ..................................................  $       0.7   $      (1.6)  $     (0.2)   $     (4.1)
Gazelle .......................................................          7.3           6.8         12.8          13.9
Derby Germany .................................................          4.6           0.2          8.0           4.1
Derby U.S.A. ..................................................         (0.8)         (0.6)        (2.5)         (2.9)
Raleigh Canada ................................................          0.9           0.1          2.2           0.7
Probike .......................................................          0.1          (0.1)         0.5          (0.1)
HQ, treasury, sourcing and elimination of group transactions ..         (1.8)         (0.4)        (4.6)         (2.7)
                                                                 ------------  ------------  ------------  ------------
     Underlying operating income ..............................         11.0           4.4         16.2           8.9
Restructuring charge ..........................................         (0.1)         (0.3)        (0.1)         (2.0)
Non-recurring items ...........................................         (0.1)         (2.1)        (0.1)         (3.1)
Impairment of property, plant and equipment ...................          -             -            -            (0.6)
Loss on dispositions of property, plant and equipment .........          -             0.6         (0.6)          0.6
                                                                 ------------  ------------  ------------  ------------
     Total operating income as reported .......................  $      10.8   $       2.6   $     15.4    $      3.8
                                                                 ===========   ============  ============  ============

Operating income. The underlying operating income of $4.4 million and $8.9 million for the quarter and six months ended July 1, 2001, compares with operating income of $11.0 million and $16.2 million for the quarter and six months ended July 2, 2000. The decrease in operating income of $6.6 million and $7.3 million for the quarter and six month periods was the result of lower gross profit due to lower revenues, without a corresponding reduction in selling, general and administrative expense at the operating companies and high bank monitoring expenses.

Restructuring charge, non-recurring items and impairment of property, plant and equipment. The Company has now closed down its domestic bicycle manufacturing plant in Kent, Washington at a cost of $2.6 million expensed in the first quarter, of which $0.5 million was in respect of remaining component inventory that has been expensed in cost of goods sold, $1.5 million was included in the restructuring charge and $0.6 million was expensed as impairment of recoverable value of property, plant and equipment. The Company closed its internet operation, Bikeshop.com, in February 2001, at a cost of $1.5 million, of which $1.0 million was shown as the impairment of the recoverable value of plant and equipment (including software) in the statement of operations for the year ended December 31, 2000 and $0.2 million and $0.5 million were included in the restructuring charge for the quarter and six month periods. Following the closure of the Stamford headquarters, all the remaining employees were terminated, resulting in $0.1 million in termination benefits included in non-recurring items for the first quarter. $2.1 million and $3.0 million of fees for financial advisory services and related professional advice paid by the Company for the review of its business and exploration of alternatives available in order to repay the Revolving Credit Facility have also been included in non-recurring items for the quarter and six months ended July 1, 2001. The expenses increased from the first to the second quarter, as the more recent figures include the expenses of legal counsel and financial advisors to the ad hoc committee of holders of the Senior Notes.

Interest expense:                                                       Quarter ended         Six months ended
                                                                    ---------------------  ---------------------
$ millions                                                            Jul 2,      Jul 1,      Jul 2,      Jul 1,
                                                                        2000        2000        2000        2000
                                                                    ---------  ----------  ---------  ----------
Senior Notes .....................................................  $    3.8   $     3.7   $    7.6   $     7.4
Subordinated Note ................................................       1.2         1.5        2.5         2.9
Revolving Credit Facility ........................................       1.5         1.4        3.1         3.1
Bridge loan ......................................................       -           -          0.4         -
Other interest ...................................................       0.2         0.3        0.6         0.6
Amortization of deferred financing costs .........................       0.5         0.8        0.9         1.6
                                                                    ---------  ----------  ---------  ----------
     Total interest expense ......................................  $    7.2         7.7   $   15.1   $    15.6
                                                                    =========  ==========  =========  ==========

Interest expense. Interest expense increased by $0.5 million for both the quarter and six months ended July 1, 2001, due to a $0.3 million and $0.7 million increase in amortization of the deferred financing costs on the Revolving Credit Facility for those periods as a consequence of the shorter term of the facility and the effect of compounding the interest on the $20.0 million 19% subordinated note (the "Subordinated Note"), which added $0.3 million and $0.4 million to interest expense in the quarter and six months ended July 1, 2001. This was offset by the elimination of $0.4 million of interest on a bridge loan in the first quarter of 2000, which was converted into series D-1 preferred stock in November 2000. The interest on the Bridge Loan was paid by way of issue of 2,500 Class C common stock warrants. These warrants were initially valued at $2.9 million in the financial statements for July 2, 2000, but this was re-evaluated in the 2000 annual financial statements as $0.4 million, which has been shown as the comparative figure in the attached financial statements.

Provision for income taxes:                                            Quarter ended         Six months ended
                                                                    ---------------------  ---------------------
$ millions                                                            Jul 2,      Jul 1,      Jul 2,      Jul 1,
                                                                        2001        2001        2000        2000
                                                                    ---------  ----------  ---------  ----------
Current taxes ....................................................  $    2.3   $     2.4   $    3.5   $     4.6
Deferred taxes ...................................................       0.5         0.7        1.0         1.3
                                                                    ---------  ----------  ---------  ----------
     Total provision for income taxes ............................  $    2.8   $     3.1   $    4.5   $     5.9
                                                                    =========  ==========  =========  ==========

The tax charge increased due to the higher income earned in The Netherlands. Taxable losses continue to be made in certain jurisdictions, including Germany, the U.S.A. and the U.K., which cannot be offset against the taxable income in other jurisdictions, including The Netherlands.

Net loss. The net loss increased by $1.7 million and $6.4 million in the quarter and six months ended July 1 2001. The higher loss was, in the main, the result of the lower underlying operating income, cost of closure of the U.S. manufacturing plant, financial and professional advice and higher provision for income taxes.

Dividends accrued on preferred stock. Dividends accrued on the preferred stock in the quarter and six months ended July 1 2001 increased by $3.8 million and $7.2 million as additional preferred stock was issued in November 2000.

EBITDA:                                                                      Quarter ended         Six months ended
                                                                         ---------------------   --------------------
$ millions                                                                 Jul 2,      Jul 1,      Jul 2,      Jul 1,
                                                                             2000        2000        2000        2000
                                                                         --------    --------    --------     -------
Raleigh U.K. ......................................................      $    0.6    $   (1.4)   $   (0.2)    $  (3.8)
Gazelle ...........................................................           7.7         6.8        13.2        14.1
Derby Germany .....................................................           5.7         1.3         9.9         5.9
Derby U.S.A. ......................................................          (0.6)       (0.3)       (2.1)       (2.5)
Raleigh Canada ....................................................           1.0         0.2         2.5         1.0
Probike ...........................................................           0.2        (0.1)        0.5        (0.1)
HQ, treasury, sourcing and elimination of group transactions ......          (1.9)       (0.8)       (4.1)       (2.5)
                                                                         --------    --------    --------     -------
     Total EBITDA as reported .....................................      $   12.7    $    5.7    $   19.7     $  12.1
                                                                         ========    ========    ========     =======


EBITDA. EBITDA for the quarter and six months ended July 1 2001 decreased by $7.0 million and $7.6 million below year ago due to the lower underlying operating income. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted supplemental indicator of an entity's ability to incur and service debt. However, EBITDA should not be considered by an investor as an alternative to net income or operating income as an indicator of operating performance, or as an alternative to cash flows as a measure of liquidity.

EBITDA is calculated as follows (excluding discontinued operations):

                                                                               Quarter ended             Six months ended
                                                                         ------------------------    ------------------------
EBITDA:                                                                      Jul 2,        Jul 1,        Jul 2,        Jul 1,
$ millions                                                                     2000          2000          2000          2000
                                                                         ----------     ---------    ----------   -----------
Underlying operating income ......................................       $     11.0     $     4.5    $     16.2   $       8.9
Foreign currency contracts allocated to other income .............              0.3           -             0.5           0.5
Depreciation .....................................................              1.9           1.7           4.0           3.6
Amortization
    Intangibles ..................................................              0.1           0.2           0.3           0.3
    Investment grants ............................................             (0.1)         (0.2)         (0.2)         (0.2)
    Positive goodwill ............................................             (0.1)         (0.1)         (0.2)         (0.2)
    Negative goodwill ............................................              0.1           0.1           0.2           0.2
    Pension transition asset .....................................             (0.5)         (0.5)         (1.1)         (1.0)
                                                                         ----------     ---------    ----------   -----------
                                                                         $     12.7     $     5.7    $     19.7   $      12.1
         Total EBITDA ............................................       ==========     =========    ==========   ===========

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

Net cash flows used by operating activities were reduced by $3.1 million to a $2.4 million outflow for the six months ended July 1 2001 from a $5.5 million outflow in the six months ended July 2, 2000. This improvement of $3.0 million, despite an $11.6 million drop in operating income, resulted from the delayed payment of interest due on the Senior Notes on May 15, 2001 of $7.4 million and $8.1 million less cash used in increasing working capital (defined as receivables, inventories, other current assets, accounts payable and accrued liabilities) compared with year ago. The lower working capital was a consequence of lower revenues, purchases and production than year ago including the cessation of manufacturing in the U.S.A The interest payments on the Senior Notes together with defaulted interest were paid on July 20, 2001.

The Company's capital expenditures were $2.1 million in the six months ended July 1, 2001, consisting of (i) on-going cost reduction projects, (ii) replacements and (iii) items required to satisfy statutory environmental and health and safety legislation. Whenever possible, expenditure planned for the six months ended July 1, 2001 has been deferred in order to conserve cash.

As discussed below in "Revolving Credit Facility" and "Senior Notes" the Company was in default of the Revolving Credit Agreement (see Note 6) and had defaulted in the payment of interest due on the Senior Notes as at July 1, 2001, but the Revolving Credit Facility was repaid on July 19, 2001 and the outstanding interest on the Senior Notes was paid together with defaulted interest on July 20, 2001. As the Company is no longer in default under the Senior Note Indentures, the Senior Notes continue to be classified as long term debt. See also "Management's Plans".

Debt overview. As of July 1, 2001, the Company had $236.3 million of combined indebtedness, comprising $148.0 million of Senior Notes, the $20.0 million Subordinated Note, $62.0 million of borrowings and $4.9 million of letters of credit and guarantees under the Revolving Credit Facility, and $1.3 million of borrowings under a credit facility available to the Company's South African subsidiaries (the "South African Credit Facility").

Disposition of Assets. On July 19, 2001, Derby Nederland B.V., an indirect subsidiary of the Company, sold all of the issued and outstanding shares of its subsidiary, Gazelle, to Gazelle Holding B.V., a company controlled by Gilde Investment Management B.V. and located in The Netherlands (the "Gazelle Sale"). The purchase price was (euro)142.5 million ($125.4 million at the July 19, 2001 exchange rate) in cash, less (euro)11.9 million ($10.5 million at the July 19, 2001 exchange rate) of debt and taxes outstanding of Gazelle as of June 1, 2001, and subject to certain adjustments based on Gazelle's balance sheet as of June 1, 2001. (euro)10.0 million ($8.8 million at the July 19, 2001 exchange rate) of the purchase price was placed in escrow, to be released to the Company upon the determination of certain contingencies. Gazelle constituted a substantial portion of the consolidated assets and operating profits of the Company. The Company estimates that the book gain on disposal of Gazelle will be approximately $66,000,000, net of tax, although only $2,500,000 of the proceeds has been retained by the Issuers (see below for utilization of proceeds).

On July 19, 2001 the Company and Lyon Investments B.V. ("Lyon"), pursuant to the terms of the Senior Note Indentures, used portions of the proceeds of the Gazelle Sale to repay or collateralize all the outstanding amounts under the Company's Revolving Credit Facility, which was terminated as a result of such repayment. Additionally, pursuant to the Senior Note Indentures, Lyon and the Company (the "Issuers") have retained the equivalent of $2.5 million for working capital and other corporate purposes. Expenses of the Gazelle Sale, amounting to the equivalent of $4.0 million, were paid. The remaining net Gazelle Sale proceeds of $21.9 million were delivered to the trustees under the Senior Note Indentures on July 19, 2001. The trustees applied $7.4 million of the net Gazelle Sale proceeds to make the interest payments on the Senior Notes that the Issuers had failed to make when due on May 15, 2001. Since completion of the Gazelle Sale, $3.6 million of the proceeds used to collateralize outstanding amounts under the Company's Revolving Credit Facility have been released and $4.1 million due by Gazelle to Derby Nederland B.V. has been paid to the trustees under the Senior Note Indentures.

The Senior Note Indentures required the Issuers, after making the payments and retaining the funds as described above, to use any remaining proceeds of the Gazelle Sale (including certain amounts that were to be received post-closing) to make offers to repurchase a portion of the Senior Notes. On July 30, 2000 the Issuers made offers to purchase (the "Offers") for cash up to $14.1 million principal amount of the outstanding Senior Notes. On September 7, 2001, the Issuers amended the Offers to increase the maximum principal amount of outstanding Senior Notes they are offering to purchase to $21.4 million, as a result of the proceeds received from the Gazelle Sale since completion. The deadline for tendering Senior Notes in the Offers has also been extended to September 24, 2001, and the scheduled payment date is now September 27, 2001. To the extent that the Issuers receive more of the proceeds from the Gazelle sale, they may amend the Offers to increase the principal amount of Senior Notes they will offer to purchase, or make additional offers to purchase Senior Notes using such further proceeds.

Revolving Credit Facilities. The Revolving Credit Agreement provided for the DM209.4 million ($97.8 million at the July 1, 2001 exchange rate) secured senior revolving credit facility to be made available to the Company's operating and finance subsidiaries until June 30, 2002. Borrowings under this Revolving Credit Agreement were available subject to a borrowing base determined as a percentage of eligible assets. The South African Credit Facility provides for maximum indebtedness of South African Rand 30 million ($3.7 million at the July 1, 2001 exchange rate). The Company's borrowings peak in February, March and April each year.

The Revolving Credit Agreement contained a number of covenants that, among other things, restricted the ability of the Company and its subsidiaries to dispose of shares in any subsidiary, dispose of assets, incur additional indebtedness, incur liens and encumbrances, engage in mergers and acquisitions, exercise certain options, make investments, incur guaranty obligations, make loans, make capital distributions, enter into joint ventures, repay the Senior Notes and to make loans or pay any dividend or distribution to the Issuers for any reason other than (among other things) to pay interest (but not principal) owing in respect of the Senior Notes.

As of July 1, 2001, the Company had indebtedness outstanding under the Revolving Credit Facility of $66.9 million, which was secured and guaranteed by the obligors thereunder through a first priority security interest in all the assets, properties and undertakings of the Company and $1.3 million of borrowings under the South African Credit Facility which are secured by a security interest in certain of the assets of the Company's South African subsidiaries. The Senior Notes are unsecured and, unlike the indebtedness under the Revolving Credit Facility and the South African Credit Facility, do not have the benefit of any collateral.

The Company was in breach of the financial covenants under the Revolving Credit Agreement as at December 31, 2000 and July 1, 2001. The Revolving Credit Facility was repaid in full on July 19, 2001 and has been terminated.

Senior Notes. The Senior Notes are issued under the Senior Note Indentures. Interest on the Senior Notes is payable semi-annually on May 15 and November 15. As discussed below under "Management's plans", the Company has retained Lazard Freres & Co. L.L.C. ("Lazard") as its financial advisor, and has been working with an informal committee of holders of more than 50% of the principal amount of its Senior Notes (the "Informal Committee") for the purposes of negotiating a consensual restructuring of its outstanding securities. In this regard, the Company filed a voluntary petition for reorganization under the provisions of Chapter 11 of title 11 of the United States Code, 11 U.S.C. Para 101-1330 on August 20, 2001 in the Bankruptcy Court.

The Senior Note Indentures contain certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, redeem capital stock, redeem subordinated obligations, make investments, undertake sales of assets and subsidiary stock, engage in transactions with affiliates, issue capital stock, permit liens to exist, operate in other lines of business, engage in certain sale and leaseback transactions and engage in mergers, consolidations or sales of all or substantially all the assets of the Company. On July 30, 2001 the Company and Lyon offered to purchase for cash up to $14.1 million principal amount of the outstanding Senior Notes at their par value plus accrued interest thereon, and on September 7, 2001 they amended the Offers to increase the maximum principal amount of Senior Notes they were offering to purchase to $21.4 million. The deadline for tendering Senior Notes in the Offers has also been extended to September 24, 2001, and the scheduled payment date is now September 27, 2001.

Management's plans. The Company has retained Lazard as its financial advisor. Lazard advised the Company on the Gazelle Sale and has been exploring all alternatives available to the Company, including the sale of some or all remaining assets and operations. In order both to address its long-term capital and debt service requirements, and in connection with the repayment of the Revolving Credit Facility, the Company began working with the Informal Committee on March 21, 2001, for the purposes of negotiating a consensual restructuring of its outstanding securities.

On August 20, 2001 the Company filed a motion in the Bankruptcy Court seeking authorization to consummate an asset purchase agreement between the Company and Cycle Bid Co., a corporation controlled by Alan Finden-Crofts and other executives of the Company. The asset purchase agreement provides for the sale of substantially all of the operations and assets of the Company (the "MBO") for approximately $43 million. Under the terms of the MBO, certain liabilities of the Company including trade accounts payable aggregating approximately $23 million will be assumed by Cycle Bid Co., and approximately $20 million will be paid in cash. The obligations assumed exclude the Senior Notes, the Subordinated Note and certain other excluded liabilities.

The conditions leading to the Chapter 11 Filing raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Nevertheless, the Company considers it appropriate to prepare the accompanying condensed consolidated financial statements on the going concern basis of accounting.

Accounting for pensions. The Company adopted Statement of Financial Accounting Standards ("SFAS") 87, "Employers' Accounting for Pensions" on January 1, 1993. The impact of adopting SFAS 87 was the recognition of a transition asset of $37.8 million. The transition asset is being amortized into income over the 15 years from January 1, 1989, the effective date of SFAS 87. Net periodic pension income was $3.2 million in the six months ended July 1, 2001 compared with $2.7 million in the six months ended July 2, 2000. Net periodic pension income includes amortization of the transition asset into income of $1.1 million in the six months ended July 1, 2001, compared with $1.0 million in the six months ended July 2, 2000. The main pension plans of the Company, which are in the U.K. and The Netherlands, had actuarial surpluses and therefore no employer's contributions were made to those plans in 2000 or 2001. No assurance can be given that the Company can continue to run these pension plans without making employer's contributions to those plans.

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

The Company generally introduces its new bicycle model ranges in the fall of each year, at a similar time to most of its competitors. Product specifications, component costs and selling prices are kept as stable as possible during the model year to satisfy the requirements of mass-merchandisers and facilitate orderly marketing of branded products amongst I.B.D.s. In the fall of 1998 the Company initiated foreign currency forward exchange contracts or options to hedge a portion of its foreign currency trading transaction exposure for the upcoming season. This program was substantially curtailed for the 1999/2000 and

2000/2001 seasons in order to release more of the Revolving Credit Facility for the incurrence of additional borrowing. The curtailment of the hedging program has resulted in the Company being almost completely exposed at present to the full impact on margins of any adverse changes in foreign exchange rates. At July 1, 2001 the Company had no foreign exchange contracts. Each year the Company changes the specification of its products to endeavor to optimize its competitive position and margins. Since most of the Company's competitors purchase comparable components from similar sources to the Company and are believed not to hedge beyond the current season, the Company would not generally hedge its transaction exposure beyond the end of the season, to stay competitive, and management believes the likelihood of obtaining a competitive advantage would not justify the cost of hedging beyond the end of the season. As noted above, the Company subsequently curtailed this program for 2000 and 2001. Sales and purchases in currencies other than the functional currencies in which the Company operates were $6.6 million and $109.0 million respectively in 2000.

The foreign currency element of the Company's debt under the Senior Notes and under the Revolving Credit Facility (now repaid in full and terminated) had generally been arranged to align with the denomination of the book value of net assets. By doing this, the Company reduced the translation exposure of net worth to changes in foreign currency exchange rates. The three principal exceptions were: (i) $21 million of net assets denominated in Pounds Sterling arising from the Company's former large presence in U.K., (ii) $43 million of foreign pension assets in U.K. and The Netherlands, and, (iii) $5 million denominated in South African Rand due to limits placed by the South African Reserve Bank on the maximum indebtedness allowed by foreign owned corporations.

The Company generates most of its trading income in foreign currencies. In order to ensure that such trading income could be converted to yield sufficient U.S. Dollars to service 67% of the interest on the $100 million Dollar Senior Notes through May 2001, currency options were purchased in 1998. These currency options were for $6.7 million per year, selling NLG6 million, (Pounds) 2 million and C$1.2 million. These currency options covered a basket of currencies, and therefore could not be designated as hedges under SFAS 133.

Interest Rate Risk
Interest expense relating to the Senior Notes was $15.6 million and $15.4 million in 1999 and 2000 respectively, which were at fixed interest rates. Interest expense of $5.0 million on the Subordinated Note in 2000 is accrued and falls due for payment on February 3, 2009. The fair value of warrants given as consideration for the use of the Bridge Loan of $0.4 million was expensed as interest in 2000. The other major element of the Company's interest expense was $4.3 million and $4.8 million on the Revolving Credit Facility in 1999 and 2000 respectively. These were at floating rates of 2.0% above the London Interbank Offer Rate through August 31, 1999, 2.5% through November 22, 2000 and 2.75% thereafter. A hypothetical one percentage point shift in floating interest rates would have made a $0.6 million approximate impact on annual interest expense. As interest rates on the Revolving Credit Facility were capped at 8.5% effective August 1998 through July 2001, increases in floating interest rates above that level would only have had a limited impact on interest expense up to July 2001. The interest rate cap purchased covered a basket of currencies, and therefore could not be designated as a hedge under SFAS 133.

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

Forward Looking Statements
This discussion contains certain forward-looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. As discussed in the Company's prospectus on Form S-4A filed with the SEC on December 4, 1998 and its later public filings, actual results are uncertain and may be impacted by various factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include, without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, foreign exchange rates, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by I.B.D.s and mass merchandisers. As a result, actual results may differ materially from those projected in forward-looking statements. Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS

Product Liability

Due to the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. The plaintiffs in these lawsuits generally seek damages, in amounts that may be material, for personal injuries allegedly sustained as a result of alleged defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company may bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim) and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The settlement of a significant number of insured claims, the settlement of a claim exceeding the Company's insurance coverage or the successful assertion or settlement of an uninsured claim could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that insurance will remain available, or, if available, will not be prohibitively expensive. The self-insured retention under the Company's insurance policies is currently $125,000 per claim for domestic claims and $1,000 for foreign claims; however, prior to 1993, the self-insured retention for domestic claims was $1.0 million per claim. Not all claims arising during the period in which the Company's self-insured retention for domestic claims was $1.0 million have been resolved and it is possible that additional claims may be filed. The aggregate amount of liability under existing and potential claims, so far as they are not covered by insurance, could exceed the reserves of $184,000 established by the Company as at July 1, 2001 for product liability claims.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company was in default under its Revolving Credit Facility, and was in default in a payment of interest due on the Senior Notes. On July 19, 2001 the Company repaid the Revolving Credit Facility. On July 20, 2001 the Company paid all outstanding interest due on its Senior Notes, together with defaulted interest.

The Company filed a voluntary petition for relief with the Bankruptcy Court under the provisions of Chapter 11 of title 11 of the United States Code, 11 U.S.C. Para 101-1330 on August 20, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      See " Index to Exhibits" set forth on page 31.

(b)   Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on May 15, 2001 relating to
      Item 5. Other Events, announcing it would not make its scheduled interest payment on its Senior Notes.

      The Company filed a Current Report on Form 8-K on June 6, 2001 relating to
      Item 5. Other Events, announcing that it had received a bid from certain members of its management.

      The Company filed a Current Report on Form 8-K on June 18, 2001 relating to Item 5. Other Events, announcing that it had entered into a Sale and Purchase Agreement relating to its indirect subsidiary, Koninklijke Gazelle B.V..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on October 17, 2001.

The Derby Cycle Corporation


By: /s/ Alan J. Finden-Crofts
    ------------------------------------
ALAN J. FINDEN-CROFTS
EXECUTIVE CHAIRMAN


By: /s/ John C. Burdett
    ------------------------------------
JOHN C. BURDETT
CHIEF FINANCIAL OFFICER


By: /s/ Simon J. Goddard
    ------------------------------------
SIMON J. GODDARD
VICE PRESIDENT AND CORPORATE CONTROLLER

INDEX TO EXHIBITS

  Exhibit     Description
  No.         -----------
  ---
  2.1         Sale and Purchase Agreement dated June 15, 2001 for the sale of
              Koninklijke Gazelle B.V. between Derby Nederland B.V., the
              Purchaser, The Derby Cycle Corporation as Warrantor and Gazelle
              Holding B.V., the Buyer (Incorporated by reference to exhibit
              10.1 to the Company's current report on Form 8-K filed with the Commission on July 2, 2001, Commission File Number 0001067447).